Form 10-Q
period 1996-03-30
CALMAR INC
filed 1996-05-14
CIK 719172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ___________________________
                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For Quarter Ended March 30, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from                   to

                       Commission file number - 33-97056

                                  CALMAR INC.
             (exact name of registrant as specified in its charter)

              Delaware                                 95-3833709
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                         333 South Turnbull Canyon Road
                       City of Industry, California 91745
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (818) 330-3161



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                  YES [X]  NO [_]
                                  ---------------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,097,031 shares of Common Stock, par value $.01 per share, as of May 14, 1996.




================================================================================
                                                              Page 1 of 12 Pages
                                                Exhibit Index Appears on Page 13

                         CALMAR INC. AND SUBSIDIARIES
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 30, 1996


PART I  -  FINANCIAL INFORMATION:
- - --------------------------------

Item 1 - Financial Statements                                          Pages
         --------------------                                          -----
Condensed Consolidated Balance Sheets at
March 30, 1996 (Unaudited) and December 31, 1995......................   3

Condensed Consolidated Statements of Operations
for the Three-Month Periods Ended
March 30, 1996 and April 1, 1995 (Unaudited)..........................   4

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended
March 30, 1996 and April 1, 1995 (Unaudited)..........................   5

Notes to Condensed Consolidated Financial Statements..................   6


Item 2 -  Management's Discussion and Analysis of
          --------------------------------------
          Financial Condition and Results of Operations...............  7-10
          ---------------------------------------------



PART II  - OTHER INFORMATION:
- - ----------------------------

Item 6 -  Exhibits and Reports on Form 8-K                                11

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)


                                                                    March 30,
                                                                      1996                    December 31,
                                                                   (Unaudited)                    1995
                                                                   -----------                ------------
                     Assets
                     ------
Current assets:
  Cash and cash equivalents                                          $   6,493                    $  9,037
  Accounts receivable, less allowance for doubtful
   accounts of $1,393 in 1996 and $1,401 in 1995                        36,068                      34,694
  Inventories                                                           18,568                      17,421
  Income taxes receivable                                                  577                         486
  Prepaid expenses                                                       2,170                       2,460
                                                                     ---------                    --------
                        Total current assets                            63,876                      64,098

Property and equipment, net                                            107,593                     111,076
Cost in excess of net assets acquired, less accumulated
 amortization of $23,846 in 1996 and $23,007 in 1995                    96,163                      97,002
Other intangible assets, less accumulated amortization of
 $13,631 in 1996 and $13,231 in 1995                                     7,353                       7,752
Other assets, net                                                        9,763                       9,857
                                                                     ---------                    --------
                                                                     $ 284,748                    $289,785
                                                                     =========                    ========

        Liabilities and Stockholders' Deficiency
        ----------------------------------------
Current Liabilities:
  Short-term borrowings                                              $       -                    $    390
  Current installments of long-term debt                                 6,947                       7,278
  Accounts payable                                                      16,767                      17,887
  Accrued liabilities                                                   19,916                      19,675
                                                                     ---------                    --------

                        Total current liabilities                       43,630                      45,230

Long-term debt                                                         234,339                     235,785
Deferred income taxes                                                   13,077                      13,430
Other liabilities                                                       19,077                      18,959
                                                                     ---------                    --------
                        Total liabilities                              310,123                     313,404
                                                                     ---------                    --------
Stockholders' deficiency:
  Preferred stock, par value $.01 per share; liquidation
   preference aggregating $54,250 for all outstanding
   preferred stock:
     Series A Preferred Stock, liquidation preference $100
      per share; authorized 450,000 shares; issued and
      outstanding 442,500 shares                                             4                           4
     Series B Preferred Stock, liquidation preference $10
      per share; authorized 1,000,000 shares; issued and
      outstanding 1,000,000 shares                                          10                          10
Common stock, par value $.01 per share.  Authorized
 8,500,000 shares; issued and outstanding 3,097,031
 shares                                                                     31                          31
Additional paid-in capital                                              77,986                      77,986
Accumulated deficit                                                   (100,494)                    (99,386)
Accumulated translation adjustment                                      (2,369)                     (1,725)
Notes receivable from officers for purchase of common stock               (543)                       (539)
                                                                     ---------                    --------
       Total stockholders' deficiency                                  (25,375)                    (23,619)
                                                                     ---------                    --------
                                                                     $ 284,748                    $289,785
                                                                     =========                    ========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                            (Dollars in Thousands)
                            (Except Per Share Data)

                                                              THREE-MONTH
                                                             PERIODS ENDED
                                                    ------------------------------
                                                    March 30               April 1
                                                      1996                   1995
                                                    --------               -------

Net sales                                            $55,338               $61,306
Cost of sales                                         41,410                45,021
                                                     -------               -------
   Gross profit                                       13,928                16,285
Selling, general and administrative expenses           9,156                 9,229
                                                     -------               -------
   Operating income                                    4,772                 7,056
Other income (expense)                                   370                    (7)
Interest expense                                      (6,228)               (6,974)
                                                     -------               -------
   Income (loss) before income tax provision          (1,086)                   75
Income tax provision                                      22                   627
                                                     -------               -------

Net Loss                                             $(1,108)              $  (552)
                                                     =======               =======

Net loss per share                                   $ (1.56)              $ (1.21)
                                                     =======               =======


    See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                            THREE-MONTH
                                                                           PERIODS ENDED
                                                                   ---------------------------
                                                                   March 30            April 1
                                                                     1996                1995
                                                                   -------             -------
Cash flows from operating activities:
   Net loss                                                        $(1,108)            $  (552)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                 6,032               6,235
       Amortization of discount on notes payable                        32                 103
       Additions to notes receivable from officers                      (4)                 (4)
       Gain on sale of property and equipment                           (2)                 (8)
       Deferred income tax benefit                                    (297)               (159)
       Changes in assets and liabilities:
          Accounts receivable                                       (1,707)             (7,736)
          Inventories                                               (1,349)             (1,770)
          Income taxes receivable                                     (105)                (15)
          Prepaid expenses                                             258               1,233
          Accounts payable                                            (874)                425
          Accrued liabilities                                          396                 945
          Other long-term liabilities                                  287                 982
                                                                   -------             -------
       Net cash provided by (used in) operating activities           1,559                (321)
                                                                   -------             -------

Cash flows from investing activities:
       Purchases of property and equipment                          (1,886)             (1,647)
       Proceeds from sales of equipment                                  5                  23
       Increase in other assets                                       (103)               (174)
                                                                   -------             -------
       Net cash used in investing activities                        (1,984)             (1,798)
                                                                   -------             -------

Cash flows from financing activities:
       Short-term repayments                                          (383)               (695)
       Net change in revolver                                           -                5,650
       Proceeds from issuance of long-term debt                         -                1,132
       Payments on long-term debt                                   (1,588)             (4,541)
       Proceeds from issuance of common stock                           -                    1
                                                                   -------             -------
       Net cash provided by (used in) financing activities          (1,971)              1,547
                                                                   -------             -------
Effect of exchange rate changes on cash and cash
   equivalents                                                        (148)                131
                                                                   -------             -------
Net decrease in cash and cash equivalents                           (2,544)               (441)
Cash and cash equivalents, beginning of period                       9,037               2,639
                                                                   -------             -------
Cash and cash equivalents, end of period                           $ 6,493             $ 2,198
                                                                   =======             =======
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Income taxes                                             $   429             $   354
                                                                   =======             =======
          Interest                                                 $ 9,479             $ 7,641
                                                                   =======             =======


    See accompanying notes to condensed consolidated financial statements.

                          CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           Three-Month Periods Ended March 30, 1996 and April 1, 1995



(1)  Consolidated Financial Statements
- - --------------------------------------
     The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles, and should be read in conjunction with the Calmar Inc. and Subsidiaries (the "Company") Consolidated Financial Statements for the year ended December 31, 1995. However, the information furnished does reflect all adjustments (consisting only of a normal and recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

(2)  Loss per Share of Common Stock
- - -----------------------------------
     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):


                                                         THREE-MONTH
                                                        PERIODS ENDED
                                                  --------------------------
                                                   MARCH 30,       APRIL 1,
                                                     1996            1995
                                                  ----------      ----------
Net Loss before extraordinary item                $   (1,108)     $     (552)
Accrual of dividends on preferred stock               (3,708)         (3,200)
                                                  ----------      ----------

Loss attributable to common shareholders          $   (4,816)     $   (3,752)
                                                  ==========      ==========


Weighted average common shares outstanding         3,097,031       3,099,531

                                                  ==========      ==========

Net Loss per share                                $    (1.56)     $    (1.21)
                                                  ==========      ==========

  Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive.

(3)  Inventories
- - ----------------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):

                                                    MARCH 30,   DECEMBER 31,
                                                      1996          1995
                                                   ----------   ------------
     Raw material                                     $ 5,004        $ 4,817
     Work in process                                    8,529          8,843
     Finished goods                                     5,035          3,761
                                                   ----------   ------------
                                                      $18,568        $17,421
                                                   ==========   ============

                          CALMAR INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           Three-Month Periods ended March 30, 1996 and April 1, 1995



GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1995 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:


                                         THREE-MONTH
                                        PERIODS ENDED
                                        --------------
                                  MAR 30,          APR 1,
                                    1996            1995
                                -----------    --------------
Sprayers                           59.0%            57.0%
Dispensers                         31.0%            31.0%
Other Products                     10.0%            12.0%
                                  -----            -----
Net sales                         100.0%           100.0%
Gross profit                       25.2%            26.6%
Selling, general and
   administrative expenses         16.5%            15.1%
Operating income                    8.7%            11.5%

RESULTS OF OPERATIONS

  Net sales for the three-month period ended March 30, 1996, were $55.3 million, a decrease of $6.0 million or 9.7% over the comparable 1995 period. Sprayer sales decreased $2.7 million or 7.8% from the comparable period in 1995. Fine mist sprayer sales decreased in both North America and Europe due to a new product introduction in the U.S. in 1995 which did not repeat in 1996 and a weakened demand from fragrance applications in Europe. Sales of regular sprayers declined primarily as a result of one customer building excess inventories at the end of 1995 and another customer generating incremental sales from new product promotions during 1995. Dispenser sales decreased $1.6 million or 8.3% due primarily to lower sales of high viscosity dispensers in North America as the major customer built excess inventories during 1995. Other products sales decreased $1.7 million or 23% due primarily to lower component sales to licensees. Net sales were not materially impacted by changes in foreign exchange rates.

  Gross profit for the three-month period ended March 30, 1996, decreased $2.4 million or 14.5% from the comparable 1995 period. As a percentage of sales, gross profit decreased from 26.6% to 25.2%. The decrease is primarily attributable to lower sales volume and the resulting under absorption of fixed costs. Other contributing factors include lower selling prices and increased European cost of outside molding.

  Selling, general and administrative expenses were $9.2 million or 16.5% of net sales for the three-month period ended March 30, 1996 as compared to $9.2 million or 15.1% of net sales for the comparable 1995 period. The slight decrease in selling, general and administrative expenses for the three-month period ended in 1996 resulted primarily from lower depreciation expense, increased capitalized engineering costs and lower selling expenses, offset by higher research and development expenses. The increase in selling, general and administrative expenses as a percentage of sales for the three-month period ended in 1996 was due primarily to lower sales volume.

  Operating income for the three-month period ended March 30, 1996, decreased to $4.8 million, or 8.7% of net sales, as compared to $7.1 million or 11.5% of net sales, from the comparable 1995 period. The decrease resulted from a reduction in gross profit offset, in part, by a decrease in selling, general and administrative expenses.

  Interest expense for the three-month period ended March 30, 1996, decreased to $6.2 million as compared to $7.0 million for the comparable 1995 period. The decrease was due primarily to lower interest rates resulting from the refinancing of the majority of long-term debt in 1995. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provisions for the three-month periods ended in 1996 and 1995 were primarily related to income from the Company's European operations. The decrease in the tax provision in 1996 reflects lower earnings of each European subsidiary.

  The net loss for the three-month period ended March 30, 1996 increased to $1.1 million as compared to $.6 million for the comparable 1995 period. The increase in net loss is due primarily to lower operating income offset partially by lower interest expense and a lower income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

  The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing and the Revolver under the Senior Secured Credit Facility. The Company's primary source of cash continues to be its cash flow from operations. The net cash provided by operating activities increased for the three-month period ended March 30, 1996, from the comparable 1995 period. Decrease in change of accounts receivable was offset by decreases in changes of accounts payable, accrued liabilities and other long-term liabilities. Working capital, at March 30, 1996, was $20.2 million compared to $18.9 million at December 31, 1995. The increase in working capital resulted primarily from a reduction of accounts payable. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates.

  The net cash used in investing activities increased slightly for the three-month period ended March 30, 1996, as compared to the corresponding 1995 period due to higher cash purchases of property and equipment. For the three-month period ended March 30, 1996, capital expenditures were $1.9 million. The Company plans to fund new equipment purchases through equipment financing and leasing, as well as from cash flow from operations. The Company did not have any material commitments for capital expenditures as of March 30, 1996.

  The net cash used in financing activities increased by $3.5 million for the three-month period ended March 30, 1996, from the comparable period of 1995 because no new debt was incurred to fund operating activities and to make capital expenditures.

  The Revolver permits borrowing of up to the lesser of $20.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At March 30, 1996, the borrowing base test permitted the Company to borrow up to $17.0 million. At such date, the Company had no borrowings outstanding and letters of credit of $0.8 million, leaving $16.2 million available for borrowing.

  The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the Senior Secured Credit Facility contain significant financial and operating covenants. The Indenture and the Senior Secured Credit Facility contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemption's, investments, and payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The Senior Secured Credit Facility contains certain financial and other negative covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, minimum consolidated EBITDA, a maximum leverage ratio, a current asset ratio and limitations on capital expenditures. The Senior Secured Credit Facility and Indenture also contains customary events of default, including certain changes of control of the Company. As of March 30, 1996, the Company was in compliance with all covenants contained in such debt instruments.

  The terms of the Indenture allow for the additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At March 30, 1996, the Consolidated Cash Flow Ratio before any issuance of the prescribed indebtedness was 1.7 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard the compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the Senior Secured Credit Facility permits the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

  The Company has a substantial amount of indebtedness. The degree to which the Company is leveraged could have important consequences to investors, including the following: (i) the Company's ability to obtain additional financing in the future for refinancing indebtedness, working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, (ii) a substantial portion of the Company's consolidated cash flow from operations must be used for the payment of interest and principal on its indebtedness, (iii) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage, (iv) the Indenture and the Senior Secured Credit Facility contain restrictive financial and operating covenants, (v) the borrowings under the Senior Secured Credit Facility have floating rates of interest, which cause the Company to be vulnerable to increases in interest rates, and (vi) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions.

  The Company had unused credit facilities available to its European subsidiaries of $8.1 million at March 30, 1996.

  The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the Revolver under the Senior Secured Credit Facility and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the Revolver.

                          PART II - OTHER INFORMATION
                          ---------------------------



                          Item 6  -  Exhibits and Reports on Form 8-K.
                                     --------------------------------


                                          27.1 Financial Data Schedule

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 1996.


                                    CALMAR INC.

                                    By:         /s/C. Richard Huebner
                                              ---------------------------
                                              C.  Richard Huebner, in his
                                              dual capacity as a duly
                                              authorized Officer of the
                                              Registrant, Executive Vice
                                              President, and as Registrant's
                                              Principal Financial Officer.

                         CALMAR INC. AND SUBSIDIARIES
                                 Exhibit Index



      Exhibit                                                      Page
      Number                   Description                         Number
      -------                  -----------                         ------

        27.1             Financial Data Schedule                     14