Form 10-Q
period 1996-06-29
CALMAR INC
filed 1996-08-13
CIK 719172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ---------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 29, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                         Commission file number 0-12054

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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 3,097,031 shares of Common Stock, par value $.01 per share, as of August 13,
                                     1996.

================================================================================
                                                              Page 1 of 13 Pages
                                               Exhibit Index Appears at Page: 13

                         CALMAR INC. AND SUBSIDIARIES
                               Index to Form 10-Q
         For The Three-Month and Six-Month Periods Ended June 29, 1996

                                                                           Pages
                                                                           -----

PART I  -  FINANCIAL INFORMATION:
- ---------------------------------

Item 1 - Financial Statements
         --------------------

Condensed Consolidated Balance Sheets at
June 29, 1996 (Unaudited) and December 31, 1995...........................   3

Condensed Consolidated Statements of Operations
for the Three-Month and Six-Month Periods Ended
June 29, 1996 and July 1, 1995 (Unaudited)................................   4

Condensed Consolidated Statements of Cash Flows
for the Three-Month and Six-Month Periods Ended
June 29, 1996 and July 1, 1995 (Unaudited)................................   5

Notes to Condensed Consolidated Financial Statements......................   6


Item 2 - Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations....................  7-10
         ---------------------------------------------


PART II  - OTHER INFORMATION:
- ----------------------------

Item 6  -  Exhibits and Reports on Form 8-K...............................   11
           --------------------------------


                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                                  --------------------

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                                 June 29,                      December 31,
                                                                                  1996                            1995
                        Assets                                                 (Unaudited)
                        ------                                                 ------------                    ------------
Current assets:
   Cash and cash equivalents                                                      $  4,453                        $  9,037
   Accounts receivable, less allowance for doubtful
     accounts of $1,421 in 1996 and $1,401 in 1995                                  37,990                          34,694
   Inventories                                                                      16,592                          17,421
   Income taxes receivable                                                             240                             486
   Prepaid expenses                                                                  2,163                           2,460
                                                                                  --------                        --------
                        Total current assets                                        61,438                          64,098

Property and equipment, net                                                        105,557                         111,076
Cost in excess of net assets acquired, less accumulated
   amortization of $24,684 in 1996 and $23,007 in 1995                              95,325                          97,002
Other intangible assets, less accumulated amortization of
   $12,016 in 1996 and $13,231 in 1995                                               7,018                           7,752
Other assets, net                                                                    9,501                           9,857
                                                                                  --------                        --------
                                                                                  $278,839                        $289,785
                                                                                  ========                        ========

               Liabilities and Stockholders' Deficiency
               ----------------------------------------
Current Liabilities:
   Short-term borrowings                                                          $      -                        $    390
   Current installments of long-term debt                                            4,944                           7,278
   Accounts payable                                                                 14,013                          17,887
   Accrued liabilities                                                              23,658                          19,675
                                                                                  --------                        --------
                        Total current liabilities                                   42,615                          45,230

Long-term debt                                                                     231,508                         235,785
Deferred income taxes                                                               12,704                          13,430
Other liabilities                                                                   19,074                          18,959
                                                                                  --------                        --------
                        Total liabilities                                          305,901                         313,404
                                                                                  --------                        --------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share; liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares; issued and
         outstanding 442,500 shares                                                      4                               4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares; issued and
         outstanding 1,000,000 shares                                                   10                              10
Common stock, par value $.01 per share.  Authorized
   8,500,000 shares; issued and outstanding 3,097,031
   shares                                                                               31                              31
Additional paid-in capital                                                          77,986                          77,986
Accumulated deficit                                                               (101,341)                        (99,386)
Accumulated translation adjustment                                                  (3,205)                         (1,725)
Notes receivable from officers for purchase of common stock                           (547)                           (539)
                                                                                  --------                        --------
       Total stockholders' deficiency                                              (27,062)                        (23,619)
                                                                                  --------                        --------
                                                                                  $278,839                        $289,785
                                                                                  ========                        ========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                    THREE-MONTH                        SIX-MONTH
                                                                   PERIODS ENDED                     PERIODS ENDED
                                                          ------------------------------     ------------------------------
                                                             June 29,        July 1,           June 29,         July 1,
                                                               1996            1995              1996             1995
                                                          --------------  --------------     -------------   --------------
Net sales                                                       $54,689         $59,580          $110,027         $120,886
Cost of sales                                                    40,529          44,253            81,939           89,274
                                                          --------------  --------------     -------------   --------------
   Gross profit                                                  14,160          15,327            28,088           31,612
Selling, general and administrative expenses                      9,028           9,440            18,184           18,669
                                                          --------------  --------------     -------------   --------------
   Operating income                                               5,132           5,887             9,904           12,943

Other income                                                        499             617               869              610
Interest expense                                                 (6,213)         (7,032)          (12,441)         (14,006)
                                                          --------------  --------------     -------------   --------------
   Loss before income tax provision                                (582)           (528)           (1,668)            (453)
Income tax provision                                                265             444               287            1,070
                                                          --------------  --------------     -------------   --------------
Net loss                                                          ($847)          ($972)          ($1,955)         ($1,523)
                                                          ==============  ==============     =============   ==============
Loss per share of common stock                                   ($1.52)         ($1.38)           ($3.07)          ($2.60)
                                                          ==============  ==============     =============   ==============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                             THREE-MONTH                     SIX-MONTH
                                                                            PERIODS ENDED                  PERIODS ENDED
                                                                      -------------------------      --------------------------
                                                                        June 29,      July 1,          June 29,      July 1,
                                                                          1996         1995              1996         1995
                                                                      ------------  -----------      ------------ -------------
Cash flows from operating activities:
   Net loss                                                                 ($847)       ($972)          ($1,955)      ($1,523)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                        6,036        6,364            12,069        12,599
       Amortization of discount on notes payable                               49          110                81           213
       Additions to notes receivable from officers                             (3)           0                (8)           (4)
       Gain on sale of property and equipment                                  (2)         (20)               (4)          (28)
       Deferred income tax benefit                                           (298)        (202)             (595)         (361)
       Changes in assets and liabilities:
          Accounts receivable                                              (2,416)         307            (4,123)       (7,431)
          Inventories                                                       1,713         (232)              364        (2,003)
          Income taxes receivable                                             329          426               224           411
          Prepaid expenses                                                    (40)        (150)              218         1,083
          Accounts payable                                                 (2,440)      (1,907)           (3,314)       (1,482)
          Accrued liabilities                                               3,917        1,214             4,314         2,158
          Other liabilities                                                   186         (232)              473           751
                                                                      ------------  -----------      ------------ -------------
       Net cash provided by operating activities                            6,184        4,706             7,744         4,383
                                                                      ------------  -----------      ------------ -------------

Cash flows from investing activities:
       Purchases of property and equipment                                 (2,802)      (3,042)           (4,688)       (4,689)
       Proceeds from sales of equipment                                         2           84                 7           107
       Increase in other intangible assets                                    (64)          (3)              (64)           (3)
       Increase in other assets                                                24         (186)              (80)         (360)
                                                                      ------------  -----------      ------------ -------------
       Net cash used in investing activities                               (2,840)      (3,147)           (4,825)       (4,945)
                                                                      ------------  -----------      ------------ -------------

Cash flows from financing activities:
       Repayments of short-term borrowings                                      7         (168)             (376)         (863)
       Net change in revolver                                                   0        2,769                 0         8,419
       Proceeds from issuance of long-term debt                                 0        1,616                 0         2,748
       Principal payments on long-term debt                                (5,387)      (4,542)           (6,975)       (9,081)
                                                                      ------------  -----------      ------------ -------------
       Net cash provided by (used in) financing activities                 (5,380)        (325)           (7,351)        1,223
                                                                      ------------  -----------      ------------ -------------
Effect of exchange rate changes on cash and cash
   equivalents                                                                 (4)         605              (152)          738
                                                                      ------------  -----------      ------------ -------------
Net increase (decrease) in cash and cash equivalents                       (2,040)       1,839            (4,584)        1,399
Cash and cash equivalents, beginning of period                              6,493        2,198             9,037         2,638
                                                                      ------------  -----------      ------------ -------------
Cash and cash equivalents, end of period                                   $4,453       $4,037            $4,453        $4,037
                                                                      ============  ===========      ============ =============
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Income taxes                                                       $444       $1,070              $873        $1,424
                                                                      ============  ===========      ============ =============
          Interest                                                         $2,807       $6,033           $12,286       $13,674
                                                                      ============  ===========      ============ =============

Equipment acquired in exchange for long-term debt                            $741         $435              $741        $2,210
                                                                      ============  ===========      ============ =============

See accompanying notes to condensed consolidated financial statements.

                          CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                       Three-Month and Six-Month Periods
                      Ended June 29, 1996 and July 1, 1995



(1)  Condensed Consolidated Financial Statements
- ------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles, and should be read in conjunction with the Calmar Inc. and Subsidiaries (the "Company") Consolidated Financial Statements for the year ended December 31, 1995. However, the information furnished does reflect all adjustments (consisting only of a normal and recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

(2)  Loss Per Share of Common Stock
- -----------------------------------
     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):

                                                  THREE-MONTH                  SIX-MONTH
                                                 PERIODS ENDED               PERIODS ENDED
                                           ------------------------     -----------------------
                                             JUNE 29,       JULY 1,     JUNE 29,       JULY 1,
                                               1996          1995         1996          1995
                                           ----------    ----------    ----------    ----------
Net loss                                   $     (847)   $     (972)   $   (1,955)   $   (1,523)
Accrual of dividends on preferred stock        (3,847)       (3,320)       (7,555)       (6,521)
                                           ----------    ----------    ----------    ----------
Loss attributable to common stockholders   $   (4,694)   $   (4,292)   $   (9,510)   $   (8,044)
                                           ==========    ==========    ==========    ==========

Weighted average common shares
 outstanding                                3,097,031     3,099,531     3,097,031     3,099,531
                                           ==========    ==========    ==========    ==========

Loss per share of common stock             $    (1.52)   $    (1.38)   $    (3.07)   $    (2.60)
                                           ==========    ==========    ==========    ==========

     Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive. Cumulative dividends aggregating $52.2 million have accrued on the Company's outstanding Series A and Series B Preferred Stock through June 29, 1996.

 (3) Inventories
 ---------------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):

                                        JUNE 29,     DECEMBER 31,
                                          1996           1995
                                        --------     ------------
     Raw material                        $ 4,621        $ 4,817
     Work in process                       7,360          8,843
     Finished goods                        4,611          3,761
                                         -------        -------
                                         $16,592        $17,421
                                         =======        =======

               Item 2 - Management's Discussion and Analysis of
                        ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                          CALMAR INC. AND SUBSIDIARIES
                       Three-Month and Six-Month Periods
                      Ended June 29, 1996 and July 1, 1995


GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1995 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:

                                            THREE-MONTH             SIX-MONTH
                                           PERIODS ENDED          PERIODS ENDED
                                        -------------------    -------------------
                                        JUNE 29,    JULY 1,    JUNE 29,    JULY 1,
                                          1996        1995       1996        1995
                                        --------    -------    --------    -------
Sprayers                                    58.9%      57.1%       58.7%      57.3%
Dispensers                                  31.4       32.0        31.4       31.6
Other Products                               9.7       10.9         9.9       11.1
                                           -----      -----       -----      -----
        Net Sales                          100.0%     100.0%      100.0%     100.0%

Gross Profit                                25.9%      25.7%       25.5%      26.2%

Selling, General & Admin. Expenses          16.5%      15.8%       16.5%      15.4%

Operating Income                             9.4%       9.9%        9.0%      10.7%
                                           =====      =====       =====      =====

RESULTS OF OPERATIONS

Net sales for the six-month period ended June 29, 1996, were $110.0 million, a decrease of $10.9 million or 9.0% under the comparable 1995 period. Sprayer sales decreased $4.7 million or 6.8% from the comparable period in 1995. Fine mist sales decreased in North America due partially to the loss of a customer in the food applications segment and European demand for fragrance applications remains soft. Sales of regular sprayers declined as customers built up excess inventories at the end of 1995 and non-recurring sales from a product promotion during 1995. Dispenser sales decreased $3.9 million or 10.1% due to the effects of non-recurring product promotions in North America during 1995 and the switch by certain customers toward lower priced alternatives. Such decrease was offset, in part, from increased purchases by several European customers. Net sales were negatively impacted by changes in foreign exchange rates of $0.9 million.

Net sales for the three-month period ended June 29, 1996, were $54.7 million, a decrease of $4.9 million or 8.2% below the comparable 1995 period. Sprayer sales decreased $1.3 million or 3.8% from the comparable period in 1995. The decline in fine mist sales reflects a continued weak demand for European fragrance applications. Regular sprayer sales decreased due to a temporary reduction in orders for certain automotive and household applications. Dispenser sales decreased $2.1 million or 10.8% due to lower order levels from certain customers who promoted or introduced products during the prior year. Net sales were not materially impacted by changes in foreign exchange rates.

Gross profit for the six-month period ended June 29, 1996, decreased $3.5 million or 11.1% from the comparable 1995 period. As a percentage of sales, gross profit decreased from 26.2% to 25.5%. The decrease is primarily attributable to lower overall selling prices, weak European demand for fragrance products and increased outsourcing of European molding requirements. Factors contributing to the lower gross margin were offset by lower plastic resin prices.

Gross profit for the three-month period ended June 29, 1996, decreased $1.2 million or 7.6% from the comparable 1995 period. As a percentage of sales, gross profit increased from 25.7% to 25.9%. The increase in gross profit as a percentage of sales reflects lower manufacturing expenses which were offset, in part, by lower overall selling prices.

Selling, general and administrative expenses were $18.2 million or 16.5% of net sales for the six-month period ended June 29, 1996, as compared to $18.7 million or 15.4% of sales for the comparable 1995 period. The decrease in selling, general and administrative expenses for the six-months ended June 29, 1996, reflects lower selling expenses, a fully amortized license agreement, lower amortization of deferred financing costs and increased capitalization of engineering costs, offset by higher research and development expenses. The increase in selling, general and administrative expenses as a percentage of sales for the six-month period ended June 29, 1996, was due primarily to lower sales volume.

Selling, general and administrative expenses were $9.0 million or 16.5% of net sales for the three-month period ended June 29, 1996 as compared to $9.4 million or 15.8% of sales for the comparable 1995 period. The decrease primarily reflects lower amortization and lower selling expenses. The increase in selling, general and administrative expenses as a percentage of sales for the three-month period ended June 29, 1996, was due primarily to lower sales volume.

Operating income for the six-month period ended June 29, 1996, decreased to $9.9 million, or 9.0% of net sales, as compared to $12.9 million or 10.7% of net sales, from the comparable 1995 period. For the three-month period ended June 29, 1996, operating income decreased to $5.1 million, or 9.4% of net sales, as compared to $5.9 million or 9.9% of net sales, from the comparable 1995 period. The decreases resulted from reductions in gross profit offset, in part, by decreases in selling, general and administrative expenses.

Interest expense for the six-month period ended June 29, 1996, decreased to $12.4 million as compared to $14.0 million for the comparable 1995 period. For the three-month period ended June 29, 1996, interest expense decreased to $6.2 million as compared to $7.0 million for the comparable 1995 period. The decreases were due primarily to lower interest rates resulting from the refinancing of the majority of long-term debt in 1995. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provisions for the six-month and three-month periods ended in 1996 and 1995 were primarily related to income from the Company's European operations. The decrease in the tax provision in 1996 reflects lower earnings of each European subsidiary.

The net loss for the six-month period ended June 29, 1996, increased to $2.0 million as compared to $1.5 million for the comparable 1995 period. For the three-month period ended June 29, 1996, the net loss increased to $847,000 as compared to $972,000 for the comparable 1995 period. The increases in net loss for the six-month period is due primarily to lower operating income offset partially by lower interest expense and a lower income tax provision. For the three-month period ended July 29, 1996, the net loss decreased primarily as the result of lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing and the Revolver under the Senior Secured Credit Facility. The Company's primary source of cash continues to be its cash flow from operations. The net cash provided by operating activities increased $3.4 million for the six-month period ended June 29, 1996, from the comparable 1995 period. Decreases of the changes in accounts receivable and inventories, as well as, an increase of the change in accrued liabilities were offset by a decrease of the change in accounts payable. Working capital, at June 29, 1996, remained unchanged at $18.8 million from that amount at December 31, 1995. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on the interest payments for the term loan portions of the Senior Secured Credit Facility.

The net cash used in investing activities for the six-month period ended June 29, 1996, continued at nearly the same level as that used during the corresponding 1995 period. For the six-month period ended June 29, 1996, capital expenditures were $5.4 million. The Company plans to finance new equipment purchases through equipment financing and leasing, as well as from cash flow from operations. The Company did not have any material commitments for capital expenditures as of June 29, 1996.

The net cash used in financing activities increased by $8.6 million for the six-month period ended June 29, 1996, because less new debt was incurred to fund operating activities and to make capital expenditures.

The Revolver permits borrowing of up to the lesser of $20.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sub-limit for letters of credit. At June 29, 1996, the borrowing base test permitted the Company to borrow up to $17.3 million. At such date, the Company had no borrowings outstanding and letters of credit of $849,000, leaving $16.4 million available for borrowing.

The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the Senior Secured Credit Facility contain significant financial and operating covenants. The Indenture and Senior Secured Credit Facility both contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The Senior Secured Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio, a minimum current asset ratio and limitations on capital expenditures. The Senior Secured Credit Facility and Indenture also contains customary events of default, including certain changes of control of the Company. As of June 29, 1996, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for the additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At June 29, 1996, the Consolidated Cash Flow Ratio was 1.7 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to the compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the Senior Secured Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

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

Cumulative dividends aggregating $52.2 million have accrued on the Company's outstanding Series A and Series B Preferred Stock through June 29, 1996.

The Company had unused credit facilities available to its European subsidiaries of $6.6 million at June 29, 1996.

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
                     --------------------------------

                       27.1 Financial Data Schedule

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 1996.


                                       CALMAR INC.

                                       By:  /s/C. Richard Huebner
                                            --------------------------
                                            C. Richard Huebner, in his
                                            dual capacity as a duly
                                            authorized Officer of the
                                            Registrant, Executive Vice
                                            President, and as Registrant's
                                            Principal Financial Officer.

                         CALMAR INC. AND SUBSIDIARIES
                                 Exhibit Index


    Exhibit                                     Page
    Number         Description                 Number
    ------         -----------                 ------

     27.1      Financial Data Schedule           14