Form 10-Q
period 1996-09-28
CALMAR INC
filed 1996-11-12
CIK 719172

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          _________________________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

                        Commission file number 33-97056

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

3,097,031 shares of Common Stock, par value $.01 per share, as of November 12, 1996.

================================================================================
                                                              Page 1 of 15 Pages
                                               Exhibit Index Appears at Page: 15

                         CALMAR INC. AND SUBSIDIARIES
                               Index to Form 10-Q
      For The Three-Month and Nine-Month Periods Ended September 28, 1996
                            and September 30, 1995


                                                                             Pages
                                                                             -----
PART I  -  FINANCIAL INFORMATION:
--------------------------------

Item 1 - Financial Statements
         --------------------

Condensed Consolidated Balance Sheets at
September 28, 1996 (Unaudited) and December 31, 1995........................    3

Condensed Consolidated Statements of Operations
for the Three-Month and Nine-Month Periods Ended
September 28, 1996 and September 30, 1995 (Unaudited).......................    4

Condensed Consolidated Statements of Cash Flows
for the Three-Month and Nine-Month Periods Ended
September 28, 1996 and September 30, 1995 (Unaudited).......................    5

Notes to Condensed Consolidated Financial Statements........................   6-7


Item 2 - Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations......................   8-12
         ---------------------------------------------


PART II - OTHER INFORMATION:
----------------------------

Item 1 - Legal Proceedings..................................................   13
         -----------------
Item 6 - Exhibits and Reports on Form 8-K...................................   13
         --------------------------------

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                                  --------------------

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                                      September 28,                  December 31,
                                                                                          1996                           1995
                                                                                       (Unaudited)
                                                                                      -------------                  ------------
                               Assets
                               ------
Current assets:
   Cash and cash equivalents                                                              $   4,179                     $   9,037
   Accounts receivable, less allowance for doubtful
   accounts of $1,485 in 1996 and $1,401 in 1995                                             38,704                        34,694
   Inventories                                                                               17,944                        17,421
   Income taxes receivable                                                                      301                           486
   Prepaid expenses                                                                           1,607                         2,460
                                                                                          ---------                     ---------
                        Total current assets                                                 62,735                        64,098

Property and equipment, net                                                                 103,605                       111,076
Cost in excess of net assets acquired, less accumulated
   amortization of  $25,522 in 1996 and $23,007 in 1995                                      94,487                        97,002
Other intangible assets, less accumulated amortization of
   $12,357 in 1996 and $13,231 in 1995                                                        6,676                         7,752
Other assets, net                                                                             9,260                         9,857
                                                                                          ---------                     ---------
                                                                                          $ 276,763                     $ 289,785
                                                                                          =========                     =========

                Liabilities and Stockholders' Deficiency
                ----------------------------------------
Current Liabilities:
   Short-term borrowings                                                                  $       -                     $     390
   Current installments of long-term debt                                                     5,050                         7,278
   Accounts payable                                                                          17,268                        17,887
   Accrued liabilities                                                                       20,451                        19,675
                                                                                          ---------                     ---------
                        Total current liabilities                                            42,769                        45,230

Long-term debt                                                                              230,505                       235,785
Deferred income taxes                                                                        12,505                        13,430
Other liabilities                                                                            19,126                        18,959
                                                                                          ---------                     ---------
                        Total liabilities                                                   304,905                       313,404
                                                                                          ---------                     ---------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share;  liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares;  issued and
         outstanding 442,500 shares                                                               4                             4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares;  issued and
         outstanding 1,000,000 shares                                                            10                            10
Common stock, par value $.01 per share.  Authorized
   8,500,000 shares;  issued and outstanding 3,097,031
   shares                                                                                        31                            31
Additional paid-in capital                                                                   77,986                        77,986
Accumulated deficit                                                                        (102,427)                      (99,386)
Accumulated translation adjustment                                                           (3,196)                       (1,725)
Notes receivable from officers for purchase of common stock                                    (550)                         (539)
                                                                                          ---------                     ---------
       Total stockholders' deficiency                                                       (28,142)                      (23,619)
                                                                                          ---------                     ---------
                                                                                          $ 276,763                     $ 289,785
                                                                                          =========                     =========

    See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                        THREE-MONTH                              NINE-MONTH
                                                                       PERIODS ENDED                           PERIODS ENDED
                                                              -------------------------------            --------------------------
                                                              Sept. 28,             Sept. 30,            Sept. 28,        Sept. 30,
                                                                1996                  1995                 1996              1995
                                                              ---------             ---------            ---------        ---------
Net sales                                                       $55,236              $ 53,211             $165,263         $174,097
Cost of sales                                                    41,099                40,988              123,038          130,262
                                                                -------              --------             --------         --------
   Gross profit                                                  14,137                12,223               42,225           43,835
Selling, general and administrative expenses                      9,116                 8,744               27,300           27,413
                                                                -------              --------             --------         --------

   Operating income                                               5,021                 3,479               14,925           16,422
Other income                                                        159                   411                1,028            1,021
Interest expense                                                 (6,062)               (7,053)             (18,503)         (21,059)
                                                                -------              --------             --------         --------
   Loss before income tax provision                                (882)               (3,163)              (2,550)          (3,616)
Income tax provision                                                204                   304                  491            1,374
                                                                -------              --------             --------         --------
Loss before extraordinary item                                   (1,086)               (3,467)              (3,041)          (4,990)
Extraordinary item--loss on early extinguishment
 of debt, net of income taxes                                         -                (9,529)                   -           (9,529)
                                                                -------              --------             --------         --------
Net loss                                                        $(1,086)             $(12,996)            $ (3,041)        $(14,519)
                                                                =======              ========             ========         ========

Loss per share of common stock:
 Loss before extraordinary item                                 $ (1.64)             $  (2.25)            $  (4.71)        $  (4.84)
 Extraordinary item                                                   -                 (3.10)                   -            (3.08)
                                                                -------              --------             --------         --------
Net loss per share of common stock                              $ (1.64)             $  (5.35)            $  (4.71)        $  (7.92)
                                                                =======              ========             ========         ========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                              THREE-MONTH                     NINE-MONTH
                                                                             PERIODS ENDED                  PERIODS ENDED
                                                                      -------------------------       ------------------------
                                                                       Sept. 28,      Sept. 30,        Sept. 28,     Sept. 30,
                                                                          1996          1995              1996         1995
                                                                      ----------     ----------       ----------    ----------
Cash flows from operating activities:
   Net loss                                                               $(1,086)      $(12,996)      $ (3,041 )    $ (14,519)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Extraordinary item -- loss on early extinguishment of debt            -          9,529              -          9,529
          Depreciation and amortization                                     5,772          6,237         17,841         18,836
          Amortization of discount on notes payable                            12            112             93            324
          Additions to notes receivable from officers                          (3)            (7)           (11)           (11)
          Gain on sale of property and equipment                               (3)            (3)            (7)           (31)
          Deferred income tax benefit                                        (199)          (328)          (794)          (689)
          Changes in assets and liabilities:
             Accounts receivable                                             (683)         4,389         (4,806)        (3,041)
             Inventories                                                   (1,344)         1,237           (980)          (766)
             Income taxes receivable                                          (62)             2            162            413
             Prepaid expenses                                                 562           (461)           780            622
             Accounts payable                                               3,259         (2,965)           (55)        (4,447)
             Accrued liabilities                                           (3,227)        (5,408)         1,087         (3,249)
             Other liabilities                                                 51            191            524            943
                                                                          -------       --------       --------      ---------
                 Net cash provided by operating activities                  3,049           (471)        10,793          3,914
                                                                          -------       --------       --------      ---------

Cash flows from investing activities:
       Purchases of property and equipment                                 (2,398)        (2,568)        (7,086)        (7,257)
       Proceeds from sales of equipment                                         7            (14)            14             93
       Increase in other intangible assets                                     (3)             1            (67)            (2)
       Increase in other assets                                               (45)          (139)          (125)          (499)
                                                                          -------       --------       --------      ---------
                 Net cash used in investing activities                     (2,439)        (2,720)        (7,264)        (7,665)
                                                                          -------       --------       --------      ---------

Cash flows from financing activities:
       Repayments of short-term borrowings                                      -            781           (376)           (82)
       Net change in revolver                                                   -         (8,419)             -              -
       Proceeds from issuance of senior debt                                    -        225,000              -        225,000
       Redemption of senior debt                                                -       (194,847)             -       (194,847)
       Payment of deferred financing fees                                       -         (7,399)             -         (7,399)
       Payment of call premiums for redemption of senior debt                   -         (5,697)             -         (5,697)
       Proceeds from issuance of long-term debt                                 -            248              -          2,995
       Principal payments on long-term debt                                  (912)        (2,077)        (7,887)       (11,159)
       Proceeds from issuance of common stock                                   -              1              -              1
       Repurchase of common stock                                               -            (25)             -            (25)
                                                                          -------       --------       --------      ---------
                 Net cash provided by (used) in financing activities         (912)         7,566         (8,263)         8,787
                                                                          -------       --------       --------      ---------
Effect of exchange rate changes on cash and cash
   equivalents                                                                 28            252           (124)           990
                                                                          -------       --------       --------      ---------
Net increase (decrease) in cash and cash equivalents                         (274)         4,627         (4,858)         6,026
Cash and cash equivalents, beginning of period                              4,453          4,037          9,037          2,638
                                                                          -------       --------       --------      ---------
Cash and cash equivalents, end of period                                  $ 4,179       $  8,664       $  4,179      $   8,664
                                                                          =======       ========       ========      =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Income taxes                                                $   655       $    826       $  1,528      $   2,251
                                                                          =======       ========       ========      =========
              Interest                                                    $ 9,363       $ 12,146       $ 21,649      $  25,820
                                                                          =======       ========       ========      =========

Equipment acquired in exchange for long-term debt                         $     -       $      -       $    741      $   2,213
                                                                          =======       ========       ========      =========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For The Three-Month and Nine-Month Periods
                Ended September 28, 1996 and September 30, 1995


(1)  Condensed Consolidated Financial Statements
---  -------------------------------------------

     The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles, and should be read in conjunction with the Calmar Inc. and Subsidiaries (the "Company") Consolidated Financial Statements for the year ended December 31, 1995. However, the information furnished does reflect all adjustments (consisting only of a normal and recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented, but are not necessary indicative of the results of operations and cash flows for a full fiscal year.

(2)  Loss Per Share of Common Stock
---  ------------------------------

     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):



                                                  THREE-MONTH                    NINE-MONTH
                                                 PERIODS ENDED                 PERIODS ENDED
                                           ---------------------------------------------------------
                                            SEPT. 28,     SEPT. 30,       SEPT. 28,        SEPT. 30,
                                              1996          1995            1996             1995
                                           ----------    ----------      ----------       ----------
Loss before extraordinary item             $   (1,086)   $   (3,467)     $   (3,041)      $   (4,990)
Undeclared dividends on preferred stock        (3,991)       (3,445)        (11,546)          (9,966)
                                           ----------    ----------      ----------       ----------
Loss attributable to common stockholders
  before extraordinary item                    (5,077)       (6,912)        (14,587)         (14,956)

Extraordinary item                                  -        (9,529)              -           (9,529)
                                           ----------    ----------      ----------       ----------

Loss attributable to common stockholders   $   (5,077)   $  (16,441)     $  (14,587)      $  (24,485)
                                           ==========    ==========      ==========       ==========
Weighted average common shares
 outstanding                                3,097,031     3,074,531       3,097,031        3,091,198
                                           ==========    ==========      ==========       ==========
Loss per share of common stock:
   Loss before extraordinary item          $    (1.64)   $    (2.25)     $    (4.71)      $    (4.84)

   Extraordinary item                               -         (3.10)              -            (3.08)
                                           ----------    ----------      ----------       ----------

   Net loss per share of common stock      $    (1.64)   $    (5.35)     $    (4.71)      $    (7.92)
                                           ==========    ==========      ==========       ==========

     Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive. Cumulative dividends aggregating $56.1 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through September 28, 1996.

(3)  Inventories
---  -----------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):

                      SEPT. 28,        DEC. 31,
                        1996             1995
                       -------         -------
Raw material           $ 4,605         $ 4,817
Work in process          8,629           8,843
Finished goods           4,710           3,761
                       -------         -------
                       $17,944         $17,421
                       =======         =======

(4)  Income Taxes
---  ------------

     The Company is currently under audit by the Internal Revenue Service (IRS) for the years ended December 31, 1987 through 1991. It is expected that the IRS will complete its examination during the fourth quarter of fiscal 1996. As the Company has not yet received the Revenue Agent's report, the amount of any potential liability for taxes, interest and penalties is not yet determinable. However, based upon preliminary Notices of Proposed Adjustments and discussions with the IRS, the Company anticipates that a Revenue Agent's report could be issued which would propose adjustments relating to deductions taken in connection with the purchase of a controlling interest in the Company by FS Equity Partners II, L.P. in 1988. With respect to these possible adjustments, the Company believes that its positions set forth in its tax returns are correct and it will vigorously contest any such adjustments if so proposed.

(5)  Subsequent Event
---  ----------------

     In October 1996, the Company amended its Senior Secured Credit Facility. The amendment replaced its current lender under the revolving facility within the Senior Secured Credit Facility, reduced the maximum borrowings permitted under the revolving facility from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the Senior Secured Credit Facility and provided some technical revisions to the agreement.

     In connection with obtaining the amendment and significantly modifying the Senior Secured Credit Facility, the Company incurred fees (to lenders and advisors) of approximately $0.8 million. These amounts will be recorded as debt issue costs and will be amortized over the remaining terms of the respective components of the Senior Secured Credit Facility.

     The Company expects to incur an extraordinary loss on the early extinguishment of the original Senior Secured Credit Facility in the fourth quarter of fiscal 1996. The extraordinary loss is expected to aggregate $0.5 million.

               Item 2 - Management's Discussion and Analysis of
                        ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                         CALMAR INC. AND SUBSIDIARIES
                  For The Three-Month and Nine-Month Periods
               Ended September 28, 1996 and September 30, 1995


GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1995 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:


                                                THREE-MONTH               NINE-MONTH
                                               PERIODS ENDED             PERIODS ENDED
                                          ----------------------    ----------------------
                                          SEPT. 28,    SEPT. 30,    SEPT. 28,    SEPT. 30,
                                             1996         1995         1996         1995
                                          ---------    ---------    ---------    ---------
Sprayers                                     60.8%        57.1%        59.4%        57.3%
Dispensers                                   29.5         32.0         30.8         31.7
Other Products                                9.7         10.9          9.8         11.0
                                            -----        -----        -----        -----
        Net Sales                           100.0%       100.0%       100.0%       100.0%
                                            =====        =====        =====        =====

Gross Profit                                 25.6%        23.0%        25.6%        25.2%

Selling, General & Admin. Expenses           16.5%        16.5%        16.6%        15.8%
                                            -----        -----        -----        -----

Operating Income                              9.1%         6.5%         9.0%         9.4%
                                            =====        =====        =====        =====

RESULTS OF OPERATIONS

Comparison of the Three-Month Period Ended September 28, 1996 to the Three-Month Period Ended September 30, 1995

Net sales for the three-month period ended September 28, 1996, were $55.2 million, an increase of $2.0 million or 3.8% above the comparable 1995 period. Sprayer sales increased $3.1 million or 10.3% from the comparable period in 1995. The increase in trigger sprayer and fine mist sprayer sales resulted primarily from strong demand by certain Asian-Pacific licensees, as well as improved demand from several domestic based customers. Fine mist sprayer sales in Europe increased due to improved demand and customer new product launches. Dispenser sales decreased $0.7 million or 4.3%. Demand for large dispensers in North America has declined primarily due to some switching by certain customers to lower priced alternatives. Such decrease was partially offset by regular dispenser sales which increased due to customer product introductions in North America and a newly developed dispenser in Europe. Net sales were negatively impacted by changes in foreign exchange rates of $0.8 million.

Gross profit for the three-month period ended September 28, 1996, increased $1.9 million or 15.7% from the comparable 1995 period. As a percentage of sales, gross profit increased from 23.0% to 25.6%. The increase in gross profit is primarily attributable to strong sales volume growth (particularly in trigger sprayers and regular dispensers) and the resulting improved absorption of fixed manufacturing costs. Another contributing factor is enhanced automation of certain assembly operations offset, in part, by lower average selling prices.

Selling, general and administrative expenses were $9.1 million or 16.5% of net sales for the three-month period ended September 28, 1996 as compared to $8.7 million or 16.5% of sales for the comparable 1995 period. The increase in selling, general and administrative expenses for such period results from higher legal expenses and bad debt expenses offset by lower selling expenses, lower amortization including a fully amortized license agreement.

Operating income for the three-month period ended September 28, 1996, increased to $5.0 million or 9.1% of net sales, as compared to $3.5 million or 6.5% of net sales, from the comparable 1995 period. The increase was the result of higher sales volume and the resulting increased gross profit offset, in part, by the increased selling, general and administrative expenses.

Interest expense for the three-month period ended September 28, 1996, decreased to $6.1 million as compared to $7.1 million for the comparable 1995 period. The decrease was due to lower interest rates resulting from the refinancing of the majority of long-term debt in 1995 and lower debt outstanding. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provisions for the three-month periods ended in 1996 and 1995 were primarily related to income from the Company's European operations.

The loss before extraordinary item for the three-month period ended September 28, 1996, decreased to $1.1 million as compared to $3.5 million for the comparable 1995 period. The decrease in loss before extraordinary item is due primarily to higher operating income and lower interest expense.

During 1995, the extraordinary loss from early extinguishment of debt, net of income taxes, resulted from the recognition of call premiums of redeemed notes, certain fees and a write-off of the unamortized portion of related deferred financing costs in connection with a certain refinancing transaction.


Comparison of the Nine-Month Period Ended September 28, 1996 to the Nine-Month Period Ended September 30, 1995

Net sales for the nine-month period ended September 28, 1996, were $165.3 million, a decrease of $8.8 million or 5.1% from the comparable 1995 period. Sprayer sales decreased $1.6 million or 1.6% from the comparable period in 1995. Fine mist sprayer sales decreased in North America due primarily to lower sales in the food applications segment and lower sales to a South American licensee, while European demand for fragrance applications has been stalled by customer related delays in new product introductions (which started to roll out in the third quarter). Sales of regular sprayers declined due to the effects of non-recurring product promotions during 1995 and lower demand. Trigger sprayer sales increased in North America due to a large customer's improved market share within the chemical and cleaning segment and incremental business from new customers. Dispenser sales decreased $4.5 million or 8.2% from the comparable period in 1995 due to the effects of non-recurring product promotions in North America, the switch by certain customers toward lower priced alternatives, and the timing of orders by one large customer. Net sales were negatively impacted by changes in foreign exchange rates of $1.8 million.

Gross profit for the nine-month period ended September 28, 1996, decreased $1.6 million or 3.7% from the comparable 1995 period. As a percentage of sales, gross profit increased from 25.2% to 25.6%. The decrease in gross profit is attributable to lower net sales, increased outsourcing of molding requirements and an unfavorable change of product mix in Europe. The slight improvement in gross profit as a percentage of sales is due to lower unit costs attributable to higher sales volume.

Selling, general and administrative expenses were $27.3 million or 16.6% of net sales for the nine-month period ended September 28, 1996 as compared to $27.4 million or 15.8% of sales for the comparable 1995 period. For the nine-months ended 1996, lower selling expenses and lower amortization were offset, in part, by higher compensation, bad debt expenses and certain legal expenses. The increase in selling, general and administrative expense, as a percentage of sales, reflects lower sales levels.

Operating income for the nine-month period ended September 28, 1996, decreased to $14.9 million, or 9.0% of net sales, as compared to $16.4 million or 9.4% of net sales, from the comparable 1995 period. The decrease resulted from the reduction in gross profit, discussed above.

Interest expense for the nine-month period ended September 28, 1996, decreased to $18.5 million as compared to $21.1 million for the comparable 1995 period. The decrease reflects the benefit of lower interest rates resulting from the refinancing of the majority of long-term debt in 1995. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provisions for the nine-month periods ended in 1996 and 1995 were primarily related to income from the Company's European operations. The decrease in the tax provision in 1996 reflects lower earnings of nearly all European subsidiaries.

The loss before extraordinary item for the nine-month period ended September 28, 1996 decreased to $3.0 million as compared to $5.0 million for the comparable 1995 period. The decrease in loss before extraordinary item is principally attributable to the decreases in interest expense and income tax provision during 1996.

See the three-month period comparison for explanation of the extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing and the revolving facility under the Senior Secured Credit Facility. The Company's primary source of cash continues to be its cash flow from operations. The net cash provided by operating activities increased $6.9 million for the nine-month period ended September 28, 1996, from the comparable 1995 period. The cash provided by the changes in accounts payable and accrued liabilities were partially offset by the change in cash used for accounts receivable. Working capital, at September 28, 1996, was $20.0 million compared to $18.9 million at December 31, 1995. The increase in working capital is primarily attributed to an increase in accounts receivable and decrease in current installments of long-term debt, offset by lower cash. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments for the term loan portion of the Senior Secured Credit Facility.

The net cash used in investing activities for the nine-month period ended September 28, 1996, continued at nearly the same level as that used during the corresponding 1995 period. For the nine-month period ended September 28, 1996, capital expenditures were $7.8 million. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances and cash flow from operations. As of September 28, 1996, a certain European subsidiary has entered into several non-cancelable commitments which currently total $4.0 million for capital expenditures to increase its manufacturing capacity. The related construction and cash outlays commenced during September 1996. In addition, such subsidiary has entered into a sale and lease-back agreement for the construction of an adjacent manufacturing facility which, upon completion, is expected to result in operating lease commitments totaling approximately $4.0 million extended over a term of fourteen years.

The net cash provided by financing activities decreased $17.1 million for the nine-month period ended September 28, 1996, due to the refinancing in 1995.

The revolving facility permitted borrowing of up to the lesser of $20.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sub-limit for letters of credit. At September 28, 1996, the borrowing base test permitted the Company to borrow up to $19.2 million. At such date, the Company had no borrowings outstanding and letters of credit of $0.8 million, leaving $18.4 million available for borrowing. In October 1996, the Company amended its Senior Secured Credit Facility. The amendment replaced its current lender under the revolving facility within the Senior Secured Credit Facility, reduced the maximum borrowings permitted under the revolving facility from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the Senior Secured Credit Facility and provided some technical revisions to the agreement.

In connection with obtaining the amendment and significantly modifying the Senior Secured Credit Facility, the Company incurred fees (to lenders and advisors) of approximately $0.8 million. These amounts will be recorded as debt issue costs and will be amortized over the remaining terms of the respective components of the Senior Secured Credit Facility.

The Company expects to incur an extraordinary loss on the early extinguishment of the original Senior Secured Credit Facility in the fourth quarter of fiscal 1996. The extraordinary loss is expected to aggregate $0.5 million. At the date of the amendment, the Company had no borrowings outstanding and letters of credit of $0.8 million, leaving $11.2 million available for borrowing.

The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the Senior Secured Credit Facility contain significant financial and operating covenants. The Indenture and Senior Secured Credit Facility both contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The Senior Secured Credit Facility contain certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio, a minimum current ratio and limitations on capital expenditures. The Senior Secured Credit Facility and Indenture also contain customary events of default, including certain changes of control of the Company. As of September 28, 1996, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At September 28, 1996, the Consolidated Cash Flow Ratio was 1.8 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the Senior Secured Credit Facility permits the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

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

Cumulative dividends aggregating $56.1 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through September 28, 1996.

The Company had unused credit facilities available to its European subsidiaries of $7.2 million at September 28, 1996.

The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the revolving facility under the Senior Secured Credit facility and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the revolving facility.

The Company is currently under audit by the Internal Revenue Service (IRS) for the years ended December 31, 1987 through 1991. It is expected that the IRS will complete its examination during the fourth quarter of fiscal 1996. As the Company has not yet received the Revenue Agent's report, the amount of any potential liability for taxes, interest and penalties is not yet determinable. However, based upon preliminary Notices of Proposed Adjustments and discussions with the IRS, the Company anticipates that a Revenue Agent's report could be issued which would propose adjustments relating to deductions taken in connection with the purchase of a controlling interest in the Company by FS Equity Partners II, L.P. in 1988. With respect to these possible adjustments, the Company believes that its positions set forth in its tax returns are correct and it will vigorously contest any such adjustments if so proposed.

                          PART II - OTHER INFORMATION
                          ---------------------------


                 Item 1  -  Legal Proceedings
                            -----------------

                            See note 4 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the pending tax audit of the Company.



                 Item 6  -  Exhibits and Reports on Form 8-K.
                            --------------------------------

                            (a)  Exhibit 10.1 - Calmar Inc. First Amendment to
                                   Credit Agreement

                                 Exhibit 27.1 - Financial Data Schedule

                            (b)  No reports on Form 8-K were filed during the
                                   three-month period ended
                                   September 28, 1996.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 1996.


                                    CALMAR INC.

                                    By:       /s/ C. Richard Huebner
                                              -----------------------------
                                              C. Richard Huebner, in his
                                              dual capacity as a duly
                                              authorized Officer of the
                                              Registrant, Executive Vice
                                              President, and as Registrant's
                                              Principal Financial Officer.

                         CALMAR INC. AND SUBSIDIARIES
                                 Exhibit Index


Exhibit                                                           Page
Number                       Description                         Number
-------                      -----------                         ------
10.1          Calmar Inc. First Amendment to Credit Agreement    16-36

27.1          Financial Data Schedule                               37