Form 10-K405
period 1996-12-31
CALMAR INC
filed 1997-03-31
CIK 719172

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
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

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock of Calmar Inc. held by non-affiliates of Calmar Inc. is inapplicable as the common stock of Calmar Inc. is privately held.

     The number of shares of common stock of Calmar Inc. outstanding on March 15, 1997 was 3,092,531.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================
                                                Page 1 of __ Pages
                                                Exhibit Index Appears on Page __

                                  CALMAR INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended December 31, 1996

                                                                                    Page
                                                                                    ----
                                    PART I

Item 1.   Business................................................................    3
Item 2.   Properties..............................................................    9
Item 3.   Legal Proceedings.......................................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.....................   11


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...   12
Item 6.   Selected Financial Data.................................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...........................................................   14
Item 8.   Financial Statements and Supplementary Data.............................   19
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure....................................................   19

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant......................   20
Item 11.  Executive Compensation..................................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........   29
Item 13.  Certain Relationships and Related Transactions..........................   30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........   31

                                    PART I

ITEM 1.   BUSINESS.

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Calmar" refer to Calmar Inc., a Delaware corporation, and its predecessor companies.

GENERAL

     Calmar believes it is the leading worldwide manufacturer of non-aerosol plastic dispensing and spraying systems. Calmar offers the broadest range of such systems in the world, including a full line of fine mist, regular and trigger sprayers; regular, large and high-viscosity dispensers; and other specialty products. These products are used primarily for dispensing and packaging personal care, household, automotive, chemical and pharmaceutical products. Management attributes the Company's success to its global relationships with major customers, excellent product quality and service, advanced manufacturing capabilities and development of innovative products. The Company's largest customers include most major consumer products companies. The Company has been doing business with its ten largest customers, which together accounted for approximately 29% of its net sales in 1996, for an average of 20 years.

     The markets for Calmar's products are generally characterized by stable aggregate end-user demand. These markets have grown as: (i) the demand for consumer products has grown, particularly internationally; (ii) Calmar's customers have increasingly used high-value-added dispensing and spraying systems to differentiate, add convenience and improve their products; (iii) new applications for the Company's technology have been developed, such as drug delivery systems and certain food applications; and (iv) the cost of these products has continued to decline as technology and manufacturing techniques have improved.

     Calmar was incorporated in 1983 to carry on the business formerly conducted by the Calmar division of Diamond International Corporation. In 1987, Beijer Industries AB ("Beijer"), a Swedish corporation and the 65% stockholder of the Company, through two wholly-owned subsidiaries, acquired the remaining 35% of the common stock of the Company. In a creditor proceeding in 1994 involving Beijer and its parent Kongsbo Industrier AB, a Swedish corporation, the equity interest in the Company retained by Beijer was transferred to AB Handel och Industri, a Swedish corporation. In 1988, FS Equity Partners II, L.P., a California limited partnership and an affiliate of Freeman Spogli & Co. ("FS&Co."), purchased a 52% interest in Calmar and has, from time to time, made additional equity investments in the Company to support its growth.


THE REFINANCING

     On August 18, 1995, the Company refinanced a substantial portion of its long-term debt. The Company sold $120.0 million aggregate principal amount of its 11 1/2 Senior Subordinated Notes due 2005, Series A (the "Old Notes"). Concurrently therewith, Calmar entered into a new senior secured credit agreement (the "New Credit Facility") which provides for term loan facilities aggregating $105.0 million and a revolving credit facility of up to $20.0 million (the "Revolver"). The Revolver expires in 1999. The New Credit Facility is secured by, among other things, a first priority lien on all of the Company's domestic real properties.

     On September 18, 1995, net proceeds from the sale of the Old Notes (approximately $116.0 million), together with borrowings under the term loan portion of the New Credit Facility ($105.0 million), were used: (i) to redeem the $90.0 million outstanding principal amount of the Company's 12% Senior Secured Notes due 1997 (the "Senior Secured Notes"); (ii) to redeem the $104.8 million outstanding principal amount of the Company's 14% Subordinated Notes due 1999 (the "Subordinated Notes"); (iii) to pay related call premiums aggregating $5.7 million plus associated redemption costs and accrued interest on such securities to their date of redemption; (iv) to repay all outstanding amounts ($6.5 million) under the Company's then existing revolving credit agreement; and
(v) for working capital and general corporate purposes.

     As used herein, the term "Refinancing" shall refer to the transactions which occurred on August 18, 1995 and September 18, 1995 described above.

     On January 10, 1996, the Company consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 11 1/2 Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes") which were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4, for each $1,000 principal amount of its outstanding Old Notes, of which $120.0 million principal amount was outstanding. As of March 15, 1997, $120.0 million principal amount of the Senior Subordinated Notes was outstanding.

     On October 4, 1996, the Company amended its New Credit Facility. The amendment replaced its current lender under the Revolver within the New Credit Facility, reduced the maximum borrowings permitted under the Revolver from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. At December 31, 1996, the borrowing base test permitted the Company to borrow up to $12.0 million.

     The Company's executive offices are located at 333 South Turnbull Canyon Road, City of Industry, California 91749, and its telephone number is (818) 330-3161.

     Unless otherwise indicated, as used in this Form 10-K (i) all references to square feet are to gross square feet, rather than net selling space; and (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing January 1, 1996 and ending December 31, 1996 is referred to herein as "1996").


PRODUCTS

     Calmar believes it is the largest manufacturer of non-aerosol plastic pump spraying and dispensing systems in the world. Calmar manufactures three types of plastic pump sprayers (fine mist, regular and trigger sprayers), three types of plastic pump dispensers (regular, large and high-viscosity dispensers), child-resistant closures as well as custom-molded inhaler casings and aerosol valves. Calmar's products are designed, developed and manufactured using the Company's patents, proprietary processes and technology.

     The following table shows the contribution to Calmar's net sales made by plastic pump sprayers, plastic pump dispensers and other products during each of the last three years.

                                       YEAR ENDED DECEMBER 31,
                        -----------------------------------------------------------
                            1994                 1995                    1996
                        ------------        -------------         -----------------
                                       (DOLLARS IN THOUSANDS)
Sprayers...............  $111,513   55%      $129,331        58%      $128,808   59%
Dispensers.............    68,197   33         71,209        32         69,382   32
Other Products.........    23,634   12         23,925        10         21,247    9
                         --------  ---       --------       ---       --------  ---
    Total..............  $203,344  100%      $224,465       100%      $219,437  100%
                         ========  ===       ========       ===       ========  ===

Plastic Pump Sprayers
---------------------

     Calmar's plastic pump sprayers are used to dispense a wide variety of liquid products for various applications. Different applications require the sprayers to have different performance characteristics. Calmar has designed and developed or acquired three basic types of sprayers and has several relevant patents related to these products.

     Fine Mist Sprayers.   Fine mist sprayers emit a fine spray for use with
such products as hair holding sprays, fragrances, and nasal sprays and other pharmaceutical products. Calmar is a major supplier of fine mist sprayers to the hair care industry in the U.S. and to the hair care, deodorant, fragrance and pharmaceutical markets in Europe. Fine mist sprayers are required for the application of fragrances and hair holding products in order to avoid concentrations of the products on any one area and to promote rapid drying. Pharmaceutical products, such as nasal sprays, require fine, micron size particles for product efficacy. The Company's products are used for nasal applications in both the over-the-counter and prescription pharmaceutical markets. Recently, these sprayers have also begun to be used for food applications.

     Regular Sprayers.   Regular sprayers emit a wetter, larger particle size
spray than fine mist sprayers and are used with household cleaners, including window, tile and all-purpose cleaners, as well as throat sprays, automotive cleaners and insecticides. In Europe, regular sprayers are typically used in certain hair care and medical applications. The Company currently manufactures two models of regular sprayers. Regular sprayers are typically used with smaller-sized packages, while larger packages are increasingly switching to trigger sprayers.

     Trigger Sprayers.   Trigger sprayers emit a spray similar to, but higher in
output than, that of the regular sprayers described above but are generally used for larger size containers such as household, automotive and chemical products. The world market for trigger sprayers has experienced significant growth over the past five years primarily as a result of: (i) a significant decrease in product prices and manufacturing costs; (ii) the conversion from regular sprayers to trigger sprayers for larger applications; and (iii) the conversion from conventional closures to trigger sprayers for added convenience. Calmar currently manufactures three models of trigger sprayers.


Plastic Pump Dispensers
-----------------------

     The Company's plastic pump dispensers are primarily used to dispense pre-measured amounts of liquids, lotions and high-viscosity products.

     Regular Dispensers.   Regular dispensers are used primarily with products
such as liquid soaps, hand, face and body lotions and other applications requiring pre-measured amounts of products. The Company currently manufactures five models of regular dispensers, with several designs of each. Growth in this category has been driven by the introduction in the mid 1980s of liquid soap products which rapidly gained market share from traditional bar soaps. Regular dispenser sales have increased further as hand, face and body lotions were packaged to use dispensers.

     Large Dispensers.   Large dispensers dispense from one-eighth of an ounce
to one ounce of product at a time, which is a greater output than that of Calmar's regular dispensers. Large dispensers are used primarily for shampoos, hair conditioners, syrups, food products (such as mustard and ketchup in institutional size containers) and liquid detergents. The Company currently manufactures three models of large dispensers, with several designs of each, including a product line with a locking pump which does not require outer protection for shipping.

     High-Viscosity Dispensers.   High-viscosity dispensers, which are sold
mainly in the U.S., are used almost exclusively with a toothpaste product. The Company provides all of the high-viscosity dispenser requirements of one major toothpaste manufacturer.


Other Products
--------------

     The Company is a supplier to Rhone-Poulenc Rorer of an inhaler casing used by asthmatics and sold under the Azmacort(TM) brand name. The product was introduced by Rhone-Poulenc Rorer in 1991 and is produced by Calmar in a clean room environment.

     Calmar is a leading manufacturer of child-resistant closures for use in the U.S. over-the-counter pharmaceutical market. The Company manufactures a one piece plastic child-resistant safety cap under the trademark Snap-Safe(R) which meets the protocol standards established by the United States Consumer Products Safety

Commission for "child-resistant" closures. This cap is used with dry pharmaceutical products such as analgesics, cold tablets and vitamins.

     Calmar also sells aerosol valves that are manufactured under license at its facility in Spain. These products are sold to the Spanish market only.


MARKETING STRATEGY AND DISTRIBUTION

     In North America, product managers are responsible for marketing and distribution and also act as liaisons with the Company's technology, manufacturing and finance personnel. Sales to customers in North America are made directly through the Company's direct sales force located throughout North America and indirectly through packaging distributors. In Europe, country managers have key account responsibilities for major customers, while sales and marketing are handled by a direct sales force under the direction of the Managing Director of European Operations. Sales to the Pacific Rim are conducted through licensees and are coordinated by a Managing Director based in Singapore. Latin American sales are conducted both through direct sales and licensees and are managed by a salesperson in the U.S. Calmar also actively markets its products worldwide in trade journals and at trade shows.


CUSTOMERS

     The Company's largest customers include most major consumer products companies. The Company has long-standing relationships with and is the sole supplier to many of its major customers. Management believes that Calmar's focus on product development, quality and excellent service has allowed the Company to develop and maintain close and long-standing relationships with its customers.

     Although the Company has over 1,400 customers, approximately 29% of Calmar's net sales in 1996 were to its ten largest customers. The personal care and household products industry has consolidated over the past several years led primarily by multinational companies. These companies are increasingly demanding that their suppliers provide high quality products directly to their operations around the world on a cost-efficient and timely basis. Furthermore, as these companies continue to rationalize their supplier base, management believes that Calmar's ability to provide a broad range of products will improve the Company's competitive position.

     The Company sells components and finished goods to licensees in Latin America and the Pacific Rim. Calmar typically supplies such licensees with molded parts and such licensees then assemble the parts into finished products for sale in a specific market.


COMPETITION

     The markets for Calmar's products are highly competitive. Calmar competes with a number of public and privately-held companies, including divisions of larger companies, some of which have greater financial resources than the Company. Nonetheless, Calmar is the largest manufacturer of non-aerosol plastic pump spraying and dispensing systems in the world, measured by the number of units sold. In North America, Calmar believes that it has or shares a leading position in each of the markets in which it competes. In addition, the Company believes that no other manufacturer produces as wide a variety of non-aerosol plastic spraying and dispensing systems as Calmar.

     The European markets for Calmar's products are highly fragmented. In addition to the presence of North American competitors in Europe, there are a number of local competitors in most of the major product categories. Calmar believes it has a leading market share in Europe for trigger sprayers, regular sprayers and large dispensers and has the second largest market share in its other product categories. Calmar's European competitors are focused largely on one or two major product areas while Calmar offers the widest variety of options for their customers' needs.

     In the Pacific Rim and Latin America, Calmar typically competes with other multinational companies as well as local producers.

     Calmar believes that it competes primarily on the basis of its reputation and the quality, reliability, performance and prompt delivery of its products. Many of the Company's major customers are multinational companies competing on a global basis with worldwide brands and place increased emphasis on global sourcing of input materials and components. Management believes that Calmar's ability to serve these customers globally from its North American and European production bases will continue to be an important competitive factor.


RESEARCH AND DEVELOPMENT

     Management believes that Calmar is a leader in the technological development and innovation of products in the industry. The focus of the Company's research, development and engineering efforts is to: (i) develop products that will increase the size of the available market; (ii) provide the highest level of quality; (iii) develop unique value-added product features;
(iv) customize products for specific customer applications; and (v) continue to simplify the design/production process to reduce costs.

     The Company's technology effort is very closely associated with its customers. Many development projects are conducted jointly with customers and, in some instances, are partially or fully funded by these customers. These projects may include cost sharing agreements regarding the purchase of manufacturing equipment for new products and/or additional capacity. These arrangements help the Company to share some of the risk in both product development and product sales associated with introducing a new product or a modified product into the market. Calmar is currently working on several confidential joint development projects with major multinational companies to develop new proprietary products.

     In 1994, 1995 and 1996, Research and Development expenditures totalled $4.1 million, $4.5 million and $5.1 million, respectively.


MANUFACTURING, DESIGN AND RAW MATERIAL

     The Company molds precision plastic components using tight tolerance, multi-cavity molds in standard injection molding machines. Plastic components are produced primarily at Calmar's manufacturing facilities, with support from contract molders. The extent to which contract molders are used varies monthly and depends on current product demand. In addition, Calmar operates a captive spring-making plant which manufactures the majority of metal springs used in its pump products; the remaining springs and certain other components are purchased from outside suppliers. The Company also manufactures most of its own extruded tubing for its pumps.

     Pump components are assembled automatically on proprietary design assembly machines. Each pump is inspected for product integrity and tested for functionality throughout the assembly process, utilizing state-of-the-art sensors and computer controls to minimize defective products. Calmar has developed significant expertise in automated assembly equipment, having designed and built the majority of its assembly equipment to exacting product design and manufacturing requirements.

     The principal raw materials used by Calmar are polypropylene and high-density polyethylene resins. These raw materials are available from a number of suppliers in the United States and in Europe. Approximately 15% of Calmar's cost of sales in 1996 was attributable to plastic resin costs. The cost of plastic resins purchased by Calmar are subject to commodity pricing. The prices of polypropylene and high-density polyethylene resins were relatively stable during the first half of 1996, but increased during the second half of 1996.
The overall average price of plastic resins purchased by Calmar decreased slightly in 1996 as compared to 1995. To date, the Company has been able to obtain sufficient quantities of plastic resin for its requirements. Calmar does not have long-term supply contracts for the purchase of raw materials, although it has long-standing relationships with its major suppliers.

     Calmar's manufacturing facilities (the majority of which are Company owned) and equipment represent advanced technology for the industry. The Company's Spanish and German plants have been International Standards Organization (ISO) 9001 certified. The Company is also in the process of having its fourth United States plant similarly certified. Three of the Company's four plants in the United States have been ISO 9001 certified. The production capacity of Calmar's manufacturing facilities depends to a great extent on the products manufactured. Since most of Calmar's injection molding machines are readily adapted to the manufacture of various products or components, production capacity may be shifted among various products by reallocating the injection molding machines or by contracting with independent molders who are provided with the Company's molds. Currently Calmar is at capacity with respect to the production of certain of its products. One of the Company's European subsidiaries has recently completed construction of a new facility which is expected to begin production during the second quarter of 1997 and thereby reduce the Company's reliance on independent molders.


BACKLOG

     Calmar's largest customers typically provide Calmar with quarterly or annual estimates of their product requirements and confirm specific orders on a monthly basis. Calmar's backlog of orders believed to be firm, as of February 28, 1997 was approximately $72 million. Calmar expects that substantially all of its present backlog will be filled within the next 12 months.


INTERNATIONAL OPERATIONS

     The Company's German subsidiary, Calmar-Albert GmbH, manufactures and sells plastic pump sprayers and dispensers, primarily in the European market. The Company's Spanish subsidiary, Monturas, is the largest producer of non-aerosol sprayers, dispensing pumps and aerosol valves in Spain. Calmar's French, Belgian, English and Italian subsidiaries are trading companies selling products produced by Calmar-Albert GmbH and Monturas, as well as products manufactured by the Company in the U.S. The Company's Canadian subsidiary sells certain of Calmar's products manufactured in the U.S. For a discussion of the amounts of revenue, operating income and identifiable assets attributable to the Company's international operations and the amount of export sales, see Note 12 to the Company's Consolidated Financial Statements.

     The Company also has licensees located in Japan, Taiwan, South Korea, Hong Kong, South Africa, Australia, Argentina and India.

     The Company is currently reviewing the feasibility of possible joint venture arrangements or acquisitions of existing licensees of the Company in Asia and South America during 1997.

     Sales outside of North America (including export sales) accounted for approximately 48% and 47% of the Company's total revenues in 1995 and 1996, respectively. These sales are subject to a number of inherent risks, including the impact of inflationary environments in economies outside the United States and generally longer receivables collection periods, as well as tariffs and other potential trade barriers which may reduce the profitability to the Company of such sales.

     The U.S. dollar value of revenues derived from products sold outside the United States (excluding U.S. export sales) varies with currency exchange rate fluctuations, and the Company's consolidated revenues may be unfavorably impacted by significant increases in the value of the U.S. dollar relative to certain foreign currencies. Calmar's domestic operations currently export products with invoices denominated in U.S. dollars to eliminate any such exchange rate risk. See Note 1 to the Consolidated Financial Statements. In addition, with respect to product sales which are denominated in a currency other than the functional currency of the country in which the Company subsidiary making the sale is located, the Company may be exposed to gains or losses based upon fluctuations in exchange rates. In practice, Calmar's subsidiaries invoice in their own functional currency whenever possible and are involved in some hedging arrangements with respect to foreign currencies. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS AND TRADEMARKS

     Many of Calmar's products are protected by patents and the Company is continually exploring opportunities for new patentable products through research and development. While Calmar believes that its patents are important to its business and enhance its competitive position, Calmar does not believe that the loss of any one particular patent would have a material adverse effect on Calmar's business.

     Most of Calmar's products are sold under registered trademarks. Although Calmar believes that its trademarks are useful, it does not believe that their loss would have a material adverse effect on Calmar's business.


EMPLOYEES

     As of December 31, 1996, Calmar employed 1,874 persons. At such date, 522 of Calmar's U.S. employees were covered by collective bargaining agreements. Approximately 120 employees in Germany and 198 employees in Spain were represented by national labor unions. The collective bargaining agreement covering employees at the Company's facility in Ohio will expire during 1997.

     Calmar believes that its relationship with its employees is excellent and is not aware of any threatened labor activity affecting its employees. Calmar has never experienced a work stoppage due to a labor dispute.


ITEM 2.   PROPERTIES.

     Calmar manufactures products at six Company-owned plants located in California, Ohio, Missouri, Germany and Spain and one leased plant located in Germany, and manufactures springs at one Company-owned facility in Ohio. Calmar also leases a number of sales offices throughout the world. All of the Company's domestic real properties are subject to a first priority lien securing the New Credit Facility. See "Item 1. Business--The Refinancing."

     Calmar's manufacturing operations are conducted at the facilities described below:

                                                                  SIZE
                                                                (APPROX.)
                              LOCATION                            SQ. FT.
                   ---------------------------------------      ----------
                   City of Industry, California...........       125,800
                   Washington Court House, Ohio...........       117,000
                   Washington Court House, Ohio...........        15,600
                   Lee's Summit, Missouri.................       133,100
                   Lee's Summit, Missouri.................        65,000
                   Hemer, Germany.........................        90,000
                   Hemer, Germany (leased)................        43,000
                   Barcelona, Spain.......................       129,000

     The Company believes that its existing facilities are in good condition and are suitable and adequate to meet its current needs, and such buildings will be sufficient to handle anticipated growth for the next two years. Currently, the Company's planned capital expenditures contemplate the acquisition of additional molding equipment. Historically, contract molders have been readily available to provide the Company with additional molding capacity and the Company expects that contract molders will continue to be readily available. The leased facility in Hemer, Germany will become operational during the second quarter of 1997 and is expected to reduce the Company's reliance on contract molders.

ENVIRONMENTAL REGULATIONS

     Management believes the Company is in substantial compliance with national, state, and local laws and regulations governing the use, discharge and disposal of hazardous materials, except as outlined below. In June 1987, the California Regional Water Quality Control Board (the "Water Control Board") required the Company to conduct an investigation of possible soil and groundwater contamination at the Company's City of Industry facility. This investigation indicated that site soils and groundwater under the site had been impacted by industrial cleaning solvents. Since 1987, the Company has continued to investigate and monitor the site. The investigations performed to date indicate that some of the contamination on the site may result from off-site sources unrelated to the Company. It is anticipated that the Company will be required to perform additional investigations or remedial activities at the site. The Company submitted a plan to the Water Control Board in August 1995 detailing additional investigations to be made at the site regarding the extent of soil contamination and in October 1995, the Water Control Board approved such plan. In February 1997, the Company submitted a new plan to the Water Control Board regarding additional investigations to be made at the site and the Company is awaiting a response from the Water Control Board.

     In June 1993, the EPA sent 64 companies and individuals, including the Company, letters notifying the recipients that they were considered potentially liable for groundwater contamination in the Puente Valley Operable Unit of the San Gabriel Superfund Site. The Company's City of Industry facility is located in the Puente Valley Operable Unit. In response to the EPA's request, the Company and a majority of the recipients of the notice formed a steering committee known as the Puente Valley Steering Committee ("PVSC"). In September 1993, 47 companies (including Calmar) and individuals in the Puente Valley, entered into an Administrative Order on Consent ("AOC"), whereby such companies and individuals, including the Company, agreed to conduct a remedial investigation/feasibility study under the oversight of the EPA. As of December 31, 1996, the final report regarding such remedial investigation/feasibility study had been delivered to the EPA and the PVSC is awaiting final acceptance of such report. Final acceptance by the EPA would discharge the obligation of the settling parties under the AOC. The total costs related to conducting this study are estimated to be approximately $5.0 million of which $4.8 million has been paid to date. The Company's share is expected to be approximately
$150,000 which has been provided for in the accompanying Consolidated Financial Statements. The Company believes that it will have some insurance coverage in this matter. The EPA deferred its claim against all potentially responsible parties for $1.2 million previously incurred by the EPA at the Puente Valley site. No assurances can be given that the Company will not be required to pay a portion of EPA's past costs or to perform additional investigation or remedial activity relating to the San Gabriel Superfund Site. The EPA has not yet selected remedies for the site but the possibilities identified range from no action to active groundwater pump and treat systems. The cost of such remedies and the Company's portion of such costs are not known at this time.

     The Company may be required to incur other costs and expenses from time to time in order to generally comply with environmental laws and regulations; however, the Company does not anticipate that such costs and expenses will have a material adverse effect on the Company's results of operations. No assurances can be given however, that the historical, current or future uses and conditions of the Company's facilities or operations will not result in the imposition of liability under environmental laws.


GOVERNMENT REGULATION

     Although the Company is not generally subject to significant government regulation of its products, several states have mandated a reduction in the level of volatile organic compounds ("VOC") in the formulation of certain products, such as hairspray, that may be dispensed by Calmar's fine mist products. The current regulations require manufacturers of hairsprays to maintain a VOC level of no more than 80%. Effective June 1, 1999, the maximum permissible VOC level will be reduced to 55% in California. In reduced VOC level hairspray formulations, VOC's are typically replaced by water. Currently no hairspray formulations have been developed with the permissible 55% VOC level which are acceptable to the consumer. Although the Company has been successful in redesigning a fine mist sprayer to accommodate currently allowable VOC formulations and is aggressively working to adapt a fine mist sprayer to accommodate further reductions in the permitted VOC content of product formulations mandated in 1999, there can be no assurance that consumers will find reduced VOC hairspray acceptable, that such reductions would be compatible with a fine mist sprayer or that an effective fine mist sprayer could be developed at a reasonable cost and, in such event, there may be an adverse impact on the Company's results of operations.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Company or any of its properties, except as noted in "Item 2. Properties--Environmental Regulations." In addition, please see Note 11 to the Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the pending tax audit of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the common stock of the Company. As of March 15, 1997, the number of record holders of common stock of the Company was 37.

     The Company has not declared or paid cash dividends to its stockholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which restrict the ability of the Company to pay dividends on its common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial information has been derived from the historical consolidated financial statements of the Company.

     The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                        1992(1)         1993           1994          1995(2)         1996
                                                      ---------      ----------     -----------    ---------      ----------
STATEMENT OF OPERATIONS DATA:
Net sales............................................. $192,139       $175,364       $203,344       $224,465        $219,437
Gross profit..........................................   49,075         42,812         53,284         56,021          56,450
Selling, general and administrative expenses..........   33,893         34,437         34,641         35,559          37,097
Operating income......................................   15,182          8,375         18,643         20,462          19,353
Income before net interest and taxes(3)...............   16,803          8,918         19,201         21,520          20,555
Interest expense......................................  (27,605)       (28,277)       (27,788)       (27,265)        (24,487)
Interest income.......................................    1,170            382            413            396             320
Loss before income taxes, extraordinary item and
 cumulative effect of accounting change...............   (9,632)       (18,977)        (8,174)        (5,349)         (3,612)
Loss before extraordinary item and cumulative
 effect of accounting change..........................   (9,511)       (17,813)        (9,090)        (6,432)         (3,398)
Net loss..............................................   (9,511)       (25,527)        (9,090)       (15,960)         (4,016)

BALANCE SHEET DATA:
Total assets.......................................... $292,214       $280,595       $282,405       $289,785        $282,738
Long-term debt........................................  211,308        212,859        208,705        235,785         232,867
Stockholders' equity (deficiency).....................   16,657         (2,428)        (9,632)       (23,619)        (29,398)

OTHER DATA:
Capital expenditures.................................. $ 11,085       $ 22,930       $ 18,707       $ 18,290        $ 16,681
Research and development costs........................    3,247          3,262          4,065          4,546           5,139
Depreciation and amortization expense.................   23,638         23,970         24,835         25,135          24,167
EBITDA(4).............................................   41,491         36,565         44,574         47,212          45,190
Ratio of EBITDA to total interest expense(5)..........     1.50x          1.29x          1.60x          1.73            1.85x
Deficiency of earnings available to cover fixed
 charges(6)........................................... $ (9,509)      $(18,997)      $ (8,174)      $ (5,349)       $ (3,612)
Net cash provided by operating activities.............   18,119          9,233         12,976         17,274          21,233
Net cash used in investing activities.................  (23,383)       (20,503)       (14,873)       (14,361)        (15,228)
Net cash provided by (used in) financing activities...    8,119          7,462         (3,298)         3,534          (5,701)

                          Footnotes on following page

___________________
(1) In 1992, the Company acquired the remaining 51% balance of the capital stock of Monturas and fully consolidated its operations into the consolidated financial results of the Company for the year then ended. Previously, the Monturas operations were accounted for under the equity method of accounting.
(2) The consolidated financial information includes adjustments to reflect the issuance of the Old Notes and New Credit Facility, redemption of the Senior Secured Notes and Subordinated Notes and recognition of an extraordinary loss for redemption of such former indebtedness. See the Consolidated Financial Statements.
(3) Income before net interest and taxes is before the effect of an extraordinary charge for certain extinguishments of debt in 1995 and 1996 and a change in the method of accounting for postretirement benefits in 1993.
(4) EBITDA represents income before interest, income taxes, depreciation and amortization and certain other non-recurring items. EBITDA data is included because the Company believes that such information is an indicator of a leveraged company's ability to service debt and because such data is used in certain financial tests in the Indenture. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Under the Company's former and existing credit agreements, EBITDA excludes the effects of certain non-recurring items amounting to $1,050, $3,677, $538, $557 and $469 for the years ended December 31, 1992 through 1996, respectively. In fiscal 1992, non-recurring items resulted from consulting services to improve certain processes in the research and development, customer service and manufacturing areas. Non-recurring items in fiscal 1993 consisted of additional consulting services, termination expenses associated with the closure of the Mexican manufacturing facility and the relocation of such facility to the United States, and certain operating expenses related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 for postretirement benefits other than pensions. In each of the other periods presented above, non-recurring items resulted from certain operating expenses associated with SFAS No. 106. The adoption of the accounting change for postretirement benefits did not require any cash outlay.
(5) The ratio of EBITDA (as defined in footnote 4 above) to total interest expense is calculated by dividing EBITDA by total interest expense. Total interest expense consists of total interest paid or accrued on the Company's debt obligations. This ratio is included because the Company believes it is a measure of the availability of cash from operations to pay interest and because such data is used in certain financial tests in the Company's debt agreements. However, this ratio is not intended to be a substitute for the ratio of earnings to fixed charges.
(6) For purposes of determining the ratio of earnings to fixed charges, earnings consist of loss before income taxes, equity in earnings (loss) of unconsolidated subsidiary in 1992, and fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and that portion of operating lease rental expense which represents the interest factor. As set forth in the table above, the consolidated earnings of the Company were inadequate to cover fixed charges during the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

     The following table sets forth selected results of operations as a percentage of net sales for the periods indicated:

                                                 FISCAL YEARS
                                          --------------------------
                                            1994     1995     1996
                                          -------- -------- --------
Sprayers................................    54.9%    57.6%    58.7%
Dispensers..............................    33.5     31.7     31.6
Other products..........................    11.6     10.7      9.7
                                           -----    -----    -----
  Net sales.............................   100.0%   100.0%   100.0%

Gross profit............................    26.2%    25.0%    25.7%
Selling, general and administrative         17.0     15.9     16.9
 expenses...............................
Operating income........................     9.2      9.1      8.8

RESULTS OF OPERATIONS

     Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995

     Net sales for the year ended December 31, 1996 totaled $219.4 million, a decrease of $5.0 million or 2.2% from 1995. Net sales were unfavorably impacted by $2.8 million due to foreign exchange rate changes. Sprayer sales were generally unchanged from the prior year; although sales were up in North America, they were offset by decreases in Europe. The increase in sales in North America was primarily from increased demand for trigger sprayers. The decrease in sales in Europe was primarily due to weaker demand and lower selling prices. Total dispenser sales decreased slightly from the prior year due to the effects of non-recurring product promotions in North America, the switch by certain customers towards lower-priced non-pump alternatives and lower selling prices. Lower selling prices have been influenced by the negotiations of long-term contracts and competitive pressures. Other product sales decreased as the result of lower sales to licensees, lower aerosol valve sales, which are produced and sold in Spain, and a customer's major product promotion in 1995 which did not repeat in 1996.

     Gross profit for the year ended December 31, 1996 was $56.4 million as compared to $56.0 million in 1995. Gross profit as a percentage of sales increased from 25.0% in 1995 to 25.7% in 1996. The increase in gross profit as a percentage of sales resulted primarily from improvements in North American operations. The increase reflects lower unit costs resulting from higher sales volume, enhanced automation of certain assembly operations, lower resin prices and lower purchase costs associated with new purchasing programs. The improvements in North America were partially offset by lower gross margins in Europe which were due to increased outsourcing of molding requirements, lower overall prices and the effect of foreign exchange rate changes.

     Selling, general and administrative expenses were $37.1 million or 16.9% of net sales for the year ended December 31, 1996 as compared to $35.6 million or 15.8% of net sales for 1995. The increase in selling, general and administrative expenses is due to higher compensation, legal expenses, professional fees, research and development, and the effect of changes in foreign exchange rates.

     Operating income for the year ended December 31, 1996 decreased to $19.4 million or 8.8% of net sales as compared to $20.5 million or 9.1% of net sales in 1995. The decrease was primarily the result of higher selling, general and administrative expenses as discussed above.

     Interest expense decreased $2.8 million to $24.5 million from the previous year. The decrease reflects the benefits of lower interest rates resulting from the refinancing of the majority of the Company's long-term debt in 1995. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provision for 1996 was primarily related to income from the Company's European operations.

     In 1996, the Company recognized an extraordinary loss on extinguishment of debt of $0.6 million, consisting principally of prepayments, other fees and write-offs of the unamortized portion of related deferred financing costs in connection with the replacement of the Company's lender under the Revolver within the New Credit Facility which was treated for accounting purposes as an extinguishment of debt. See "Item 1. Business--The Refinancing."

     Net loss for the year ended December 31, 1996 decreased to $4.0 million as compared to $16.0 million in 1995. The decrease was principally as a result of lower interest expense and significantly lower extraordinary items of $0.6 million in 1996 related to the amendment of the Revolver discussed above as compared to extraordinary items of $9.5 million incurred in 1995 in connection with the Refinancing.

     Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994

     Net sales for the year ended December 31, 1995 totaled $224.5 million, an increase of $21.1 million or 10.4% from 1994. Sprayer sales experienced sales growth of 16.0% in the aggregate from the prior year. Trigger sprayer sales increased 26.7% from the prior year. The increased trigger sprayer sales in North America and Europe were the result of increased business from a major customer as well as significant sales to new customers. Fine mist sprayer sales increased 7.2% reflecting continuing strong European demand in the fragrance and hair care applications. Regular sprayer sales increased 16.2% from the prior year which resulted from new customers in Europe and new uses for the regular sprayer. Total dispenser sales increased 4.4% from the prior year due primarily to increased sales of regular dispensers resulting from new customers in Europe and increased sales of high viscosity dispensers in North America as a result of a major customer heavily promoting its product. Aerosol valves, which are produced and sold in Spain, experienced an increase in sales of 39.4% due to continued strong demand and moderate price increases. Net sales were favorably impacted by $8.4 million due to foreign exchange rate changes. In periods when the U.S. dollar is weakening, the effect of the translation of the financial statements of the Company's foreign consolidated subsidiaries into U.S. dollars is that of higher sales, costs and net income.

     Gross profit for the year ended December 31, 1995 increased $2.7 million or 5.1% from the comparable 1994 period. Gross profit as a percentage of sales decreased from 26.2% in 1994 to 25.0% in 1995. The increase in gross profit resulted primarily from increased sales volume as well as the benefit of favorable changes in foreign exchange rates. Such increases were offset, in part, by lower selling prices, increases in plastic resin prices and increased costs associated with increased utilization of contract molders in Europe. The price of two of the major plastic resin components consumed by the Company increased significantly from June 1994 through July 1995 primarily as a result of demand being higher than available capacity. Resin prices recently leveled off and are starting to decline slightly. The increased costs due to increased utilization of contract molding in Europe is due to increased demand for the Company's products. Limitations in the Company's in-house molding capacity do not affect the Company's sales growth because, historically, contract molders have been readily available to provide the Company with additional capacity. However, use of contract molders generally increases the cost of production and as a result, the Company's margins on contract-molded products may be lower.

     Selling, general and administrative expenses were $35.6 million or 15.9% of net sales for the year ended December 31, 1995 as compared to $34.6 million or 17.0% of net sales for 1994. The increase in selling, general and administrative expenses related primarily to increases in research and development projects, professional fees, certain expenses associated with an Asian sales office, increased communication expenses and the effect of changes in foreign exchange rates.

     Operating income for the year ended December 31, 1995 increased to $20.5 million or 9.1% of net sales as compared to $18.6 million or 9.2% of net sales in 1994. The increase was achieved principally through significant growth in sales as discussed above.

     The Company recognized an extraordinary loss of $9.5 million, as a result of the recognition of call premiums of redeemed notes, certain fees and write-offs of the unamortized portion of related deferred financing costs in connection with the Refinancing.

     Interest expense in 1995 remained relatively constant compared to the previous year. As no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provision for 1995 was primarily related to income from the Company's European operations.

     Net loss for the year ended December 31, 1995 increased to $16.0 million as compared to $9.1 million in 1994. The increase was primarily the result of $9.5 million of extraordinary items related to the extinguishment of debt in connection with the Refinancing, offset partially by increased operating income of $1.8 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing and the Revolver under the New Credit Facility. See "Item 1. Business--The Refinancing."

     The Company's primary source of cash continues to be its cash flow from operations. In addition, the Revolver is available to support the Company's working capital requirements. The net cash provided by operating activities increased by $4.0 million for the year ended December 31, 1996 over the comparable 1995 period. The cash provided by the changes in accounts payable and accrued liabilities was partially offset by the change in cash used for accounts receivable and inventories. Working capital at December 31, 1996 was $20.5 million compared to $18.9 million at December 31, 1995. The increase in working capital is primarily attributable to an increase in inventories partially offset by increased short-term borrowings. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments for the term loan portion of the New Credit Facility.

     The net cash used in investing activities for the year ended December 31, 1996 increased by $0.9 million due primarily to increased purchases of property and equipment. For the year ended December 31, 1996, capital expenditures were $16.7 million which were funded primarily by available cash. Capital expenditures, primarily for the purchase of new manufacturing equipment, for fiscal 1997 and for fiscal 1998 are expected to exceed $20.0 million for each year. These amounts represent both expected cash outlays and equipment financings. Currently Calmar is at capacity with respect to the in-house molding of certain of its products and the Company's planned capital expenditures contemplate expanding its in-house molding capacity. The production capacity of Calmar's manufacturing facilities depends to a great extent on the products manufactured. Since most of Calmar's injection molding machines are readily adapted to the manufacture of various products or components, production capacity may be shifted among various products by reallocating molding machines or by contracting with independent molders who are provided with the Company's molds. The Company's capital expenditure program is designed, in part, to reduce the Company's use of contract molders, and thereby increase the Company's margins. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $9.2 million as of December 31, 1996) and cash flow from operations. As of December 31, 1996, a European subsidiary has entered into several non-cancelable commitments which currently total $1.9 million for capital expenditures to increase its manufacturing capacity. The related construction and cash outlays commenced during September 1996. In addition, this European subsidiary has entered into a sale and leaseback agreement for the construction of an adjacent manufacturing facility which, upon completion, is expected to result in operating lease commitments totaling approximately $4.9 million extended over a term of fourteen years. The Company did not have any other material commitments for capital expenditures as of the end of fiscal 1996.

     The net cash provided by financing activities decreased by $9.2 million for the year ended December 31, 1996 from the comparable period of 1995 due to the occurrence of the Refinancing in 1995 and the prepayment of certain equipment debt and certain Monturas acquisition obligations which totalled approximately $3.5 million in 1996.

     The Refinancing eliminated mandatory redemptions of $45.0 million due each December 15, 1996 and December 15, 1997 under the Senior Secured Notes and $50.0 million due each February 15, 1998 and February 15, 1999 under the Subordinated Notes. In 1996, the Company made scheduled principal payments of $1.1 million and $8.6 million with respect to the New Credit Facility and other long-term debt, respectively. The scheduled principal payments over the next five years pursuant to the New Credit Facility are $1.1 million per year in 1997 and 1998; $10.0 million in 1999; $12.0 million in 2000; and $15.0 million in 2001. In addition, other long-term debt requires scheduled principal payments of approximately $4.8 million, $3.1 million, $2.3 million, $2.2 million and $1.7 million in 1997 through 2001, respectively. There is no principal amortization of the Senior Subordinated Notes during these periods. It is expected that these payments will be funded through cash flow from operations.

     In 1996, cash interest expense for existing borrowings was $24.4 million. The Company estimates that cash interest expense for existing borrowings for the fiscal years 1997 through 2001 will be approximately $23.4 million, $23.1 million, $22.6 million, $21.5 million and $20.3 million, respectively (assuming
(i) the interest rate for borrowings under the Senior Subordinated Notes, the Series A term loan under the New Credit Facility, the Series B term loan under the New Credit Facility and other long-term debt is 11.5%, 8.4%, 8.8% and various rates ranging from 5.5% to 10.5%, respectively; and (ii) only scheduled amortization payments on the term loans and other long-term debt are made during this period).

     In October 1996, the Company amended its New Credit Facility. The amendment replaced the Company's current lender under the Revolver within the New Credit Facility through assignment of the Revolver to a new lender which was deemed to be a repayment of the Revolver, reduced the maximum borrowings permitted under the Revolver from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. As amended, the Revolver under the New Credit Facility has a remaining term of three years and permits borrowing of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At December 31, 1996, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had no borrowings outstanding and letters of credit of $1.0 million, leaving $11.0 million available for borrowing.

     In connection with obtaining the amendment and significantly modifying the New Credit Facility, the Company incurred fees (to lenders and advisors) of $0.7 million. These amounts have been recorded as debt issue costs and will be amortized over the remaining terms of the respective components of the New Credit Facility. In addition, as discussed above, the Company recognized an extraordinary loss on the extinguishment of the Revolver under the New
Credit Facility in the amount of $0.6 million.

     The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the New Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio and a minimum current asset ratio. In addition, the New Credit Facility contains other affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of December 31, 1996, the Company was in compliance with all covenants contained in such debt instruments.

     The terms of the Indenture allow for the incurrence of additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At December 31, 1996, the Consolidated Cash Flow Ratio was 1.8 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to the compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the New Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

     The Company has a substantial amount of indebtedness. The degree to which the Company is leveraged could have important consequences to investors, including the following: (i) the Company's ability to obtain additional financing in the future for refinancing indebtedness, working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, (ii) a substantial portion of the Company's consolidated cash flow from operations must be used for the payment of interest and principal on its indebtedness, (iii) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage, (iv) the Indenture and the New Credit Facility contain restrictive financial and operating covenants, (v) the borrowings under the New Credit Facility have floating rates of interest, which cause the Company to be vulnerable to increases in interest rates, and (vi) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions.

     Cumulative dividends aggregating $60.3 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through December 31, 1996. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of December 31, 1996.

     The Company had unused credit facilities available to its European subsidiaries of $4.7 million at December 31, 1996.

     The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the Revolver under the New Credit Facility and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the Revolver.

     For a discussion of the Company's adoption of SFAS No. 123, please see Note 1 to the Company's Consolidated Financial Statements.

     The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which would result in additional federal taxes of up to $5.5 million, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $45.6 million to $36.5 million. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS.

EFFECT OF INFLATION

     The effect of inflation on the Company's results of operations has not been material in the periods discussed.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current executive officers and directors of the Company are listed below, together with their ages and all Company positions and offices held by them.

            NAME                  AGE                   POSITION
----------------------------      ----    --------------------------------------
Richard J. Hartl.............      59     President, Chief Executive Officer,
                                          Chairman of the Board and Director
C. Richard Huebner...........      50     Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Director
Jacques J. Barriac...........      56     Vice President, Technology
David C. Guinta..............      48     Vice President, North American Sales
Christopher M. Harrison......      49     Managing Director and Vice President,
                                          European Operations and Director
Aldie E. Johnson, III........      45     Vice President and General Manager,
                                          Personal Care Products Division
John P. McKernan.............      37     Vice President and General Manager,
                                          Chemical and Cleaning Products
                                          Division
Donald K. Miller.............      59     Vice President, Engineering
Thomas F. Perong.............      57     Vice President, Human Resources
Gunnar Backman...............      59     Director
Matt L. Figel................      37     Director
Donald E. Knox...............      77     Director
Harry T.J. Roberts...........      62     Director
John M. Roth.................      38     Director
Ronald P. Spogli.............      49     Director
William M. Wardlaw...........      50     Director

     Mr. Hartl has served as President since September 1991 and as Chairman of the Board of Directors of Calmar Inc. (the "Board") since September 1995. Prior to joining Calmar, Mr. Hartl had been employed for 16 years by Avery-Dennison where he held various positions, including Group Vice President for the Specialty Tapes and Adhesives Group and Group Vice President for Technology and Ventures. Mr. Hartl's previous employment included senior management positions with General Electric in its Engineering Plastics operation and with the Plastics Division of Monsanto. Mr. Hartl has been a director of the Company since September 1991.

     Mr. Huebner has served as Executive Vice President since August 1988 and Chief Financial Officer and Secretary since December 1988. From March 1988 to August 1988, Mr. Huebner served as Senior Vice President of Finance, and from April 1983 to March 1988 he served as Vice President-Finance, Treasurer and Secretary. Mr. Huebner has been a director of the Company since April 1983.

     Mr. Barriac has served as Vice President of Technology of the Company since July 1992. Prior to joining Calmar, Mr. Barriac was Vice President of Technology for West Company where he had been employed since 1987. Mr. Barriac also was employed by Owens Illinois as Manager of Technology for Plastic Closures. Mr. Barriac holds a Ph.D. in Polymer Chemistry from the Sorbonne University.

     Mr. Guinta joined Calmar in September 1991 and became Vice President of North American Sales in January 1997. From 1991 to January 1997, Mr. Guinta held various positions in sales, including Sales Representative, East Coast Regional Manager and Director North American Sales. Prior to joining Calmar, Mr. Guinta was employed for five years with Amoco Container Company Division of Amoco Oil Company as Sales Representative and for eight years with VCA Molded Products Division of Ethyl Corporation as Sales Representative.

     Mr. Harrison has served as Managing Director of European Operations of the Company since February 1992 and Vice President, European Operations since April 1992. Prior to joining Calmar, Mr. Harrison had been employed by CMB Packaging, S.A. since 1989 where he held various positions, including Group Director of CMB Bottles and Closures PLC. From 1987 until 1989, he was employed by MB Group P.L.C. where he was Managing Director of UCP-Metalbox. Mr. Harrison became a director of the Company in March 1996. Mr. Harrison resigned from the Company and as a director effective March 31, 1997.

     Mr. Johnson has served as Vice President and General Manager of the Personal Care Products Division of the Company since February 1996. From July 1990 to February 1996, Mr. Johnson served as Vice President of Manufacturing. Prior to joining Calmar, Mr. Johnson served as Vice President and General Manager of the Specialty Plastics Product Division of Kerr from March 1983 until July 1990.

     Mr. McKernan joined Calmar in February 1996 as Vice President and General Manager of the Chemical and Cleaning Products Division of Calmar. Prior to joining Calmar, Mr. McKernan was employed for 10 years by Setco, a division of McCormick and Company, where he held various positions, including Vice President of Sales and Marketing.

     Mr. Miller has served as Vice President of Engineering since January 1988. From March 1978 to December 1987, he served as Engineering Director and from March 1976 to February 1978, he served as Chief Engineer of the Company.

     Mr. Perong joined Calmar in August 1991 and become Vice President of Human Resources in January 1996. From August 1991 to January 1996, Mr. Perong served as Director of Human Resources. Prior to joining Calmar, Mr. Perong was employed for 15 years by Bourns, Inc. as Division Vice President of Human Resources.

     Mr. Backman has been with Svenska Handelsbanken, a major Swedish bank, since 1970 serving in various capacities before becoming General Manager and Senior Vice President of Svenska Handelsbanken New York in 1983. In 1986, Mr. Backman was appointed Deputy of the Central Credit Department in Sweden and became an Executive Vice President of Svenska Handelsbanken Sweden in 1989. Since 1994, Mr. Backman has also served on the boards of directors of several subsidiaries of the bank. AB Handel och Industri, which owns 36.4% of the outstanding common stock of Calmar, is a wholly-owned subsidiary of Svenska Handelsbanken Sweden. Mr. Backman became a director of the Company in December 1995.

     Mr. Figel founded Doramar Capital, a private investment firm, in January 1997. From October 1986 to December 1996, Mr. Figel was employed by FS&Co. (or its affiliates). FS&Co. is a private investment company that was founded in 1983. Mr. Figel became a Director of the Company in January 1995. Mr. Figel is also a member of the Board of Directors of Buttrey Food and Drug Stores Company.

     Mr. Knox continues to be a director of the Company. He served as Chairman of the Board from September 1987 until October 1991. From April 1983 to August 1988, he served as President and Chief Executive Officer of the Company.

     Mr. Roberts became a director of the Company in December 1995. Since 1985 Mr. Roberts has been Senior Vice President and in general management of Svenska Handelsbanken New York, a branch of Svenska Handelsbanken Sweden. Mr. Roberts holds a fellowship in the Chartered Institute of Bankers. Mr. Roberts is also a member of the Board of Directors of D.V.I. Inc.

     Mr. Roth joined FS&Co. in March 1988 and became a general partner in March 1993. From 1984 to 1988 Mr. Roth was employed by Kidder, Peabody & Co. Incorporated, his most recent position being Vice President in the Merger and Acquisition Group. Mr. Roth became a director of the Company in 1988. Mr. Roth is also a member of the Boards of Directors of EnviroSource, Inc. and Brylane Inc.

     Mr. Spogli is a founding partner of FS&Co. Mr. Spogli became a director of the Company in 1988. Mr. Spogli is the Chairman of the Board and a director of EnviroSource, Inc. Mr. Spogli also serves on the Boards of Directors of Buttrey Food and Drug Stores Company and Brylane Inc.

     Mr. Wardlaw joined FS&Co. in March 1988 and became a general partner in January 1991. From 1984 to 1988, Mr. Wardlaw was a principal of the law firm of Riordan & McKinzie. Mr. Wardlaw became a director of the Company in 1988. Mr. Wardlaw is also a member of the Board of Directors of Buttrey Food and Drug Stores Company.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board. The Board has a Compensation Committee, consisting of all of the members of the Board except Messrs. Hartl and Huebner, which administers both the Company's stock option plan and the Company's bonus plan. The members of the Board do not receive compensation for services on the Board or for services on the Compensation Committee but are reimbursed for their out-of-pocket expenses in serving on the Board and any committee thereof. There are no family relationships between any member of the Board and any executive officer of the Company.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for (i) the year ended December 31, 1994, (ii) the year ended December 31, 1995, and (iii) the year ended December 31, 1996.


                          SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                 --------------------------------------------------
                                                                                          OTHER ANNUAL         ALL OTHER
 NAME AND PRINCIPAL POSITION                     YEAR      SALARY(1)      BONUS(2)       COMPENSATION(3)     COMPENSATION(4)
----------------------------                     ----      ---------      --------       ---------------     ----------------
Richard J. Hartl..............................   1996      $301,000        $ 145,000         --              $ 22,609
 President and Chief Executive Officer........   1995       301,000          150,000          --               22,270
                                                 1994       301,000          200,000          --               24,020

C. Richard Huebner............................   1996       192,000           60,202          --               47,577
 Executive Vice President and Chief...........   1995       188,000           64,814          --               45,390
 Financial Officer............................   1994       184,000           67,839          --               47,264

Aldie E. Johnson, III.........................   1996       153,558           52,963          --                3,341
 Vice President and General  Manager-.........   1995       134,000           43,557          --                7,533
 Personal Care Products Division..............   1994       131,000           40,249          --                7,041

Christopher M. Harrison.......................   1996       136,355           23,510          --               22,909
 Managing Director and Vice President-........   1995       132,000           26,437          --               23,018
 European Operations..........................   1994       121,000           36,261          --               18,884

John McKernan(5)..............................   1996       126,000           43,458      64,183(6)             1,325
 Vice President and General Manager,
 Chemical and Cleaning Products Division

____________________
(1) Amounts include $41,000 of supplemental deferred compensation earned by Mr. Hartl in 1994, 1995 and 1996.
(2) Represents payments made to executive officers pursuant to the Calmar Inc. Executive Incentive Plan in 1994, 1995 and 1996 with the exception of $200,000, $150,000 and 145,000 bonuses earned but deferred by Mr. Hartl in 1994, 1995 and 1996 respectively.
(3) While certain officers received certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officers' respective salaries and bonuses.
(4) Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers which specifically include the following for Messrs. Hartl, Huebner, Johnson, Harrison and McKernan, respectively: (i) Company contributions to the 401(k) Plan of: Hartl: $4,750 in 1996, $4,620 in 1995 and 1994; Huebner: $4,750 in 1996, $4,620 in 1995 and 1994; Johnson: $0 in
     1996, 1995 and 1994; Harrison: $0 in 1996, 1995 and 1994; and McKernan:
     $1,131 in 1996; (ii) Company payments to the Deferred Compensation Plan of:
     Hartl: $14,709 in 1996, $14,500 in 1995 and $16,250 in 1994; Huebner:
     $12,792 in 1996, $9,950 in 1995 and $10,415 in 1994; Johnson: $2,712 in
     1996, $7,225 in 1995 and $6,742 in 1994; Harrison: $0 in 1996, 1995 and
     1994; and McKernan: $0 in 1996; (iii) Company payments of term life insurance premiums of: Hartl: $3,150 in 1996, 1995 and 1994; Huebner:
     $1,371 in 1996, $807 in 1995 and $786 in 1994; Johnson: $629 in 1996, $308
     in 1995 and $299 in 1994; Harrison (whole life insurance premiums): $13,364 in 1996, $13,778 in 1995 and $10,414 in 1994; and McKernan: $194 in 1996;
     (iv) Company contributions to the defined contribution portion of the Pension Arrangement (as defined below) for Mr. Harrison of: $9,545 in 1996, $9,240 in 1995 and $8,470 in 1994. In addition, amounts shown include imputed interest on certain employee loans for Mr. Huebner of $28,664 in 1996, $30,013 in 1995 and $31,443 in 1994.
(5)  Mr. McKernan joined the Company in February 1996.
(6) Consists of a moving allowance of $39,183 and a signing bonus of $25,000 paid to Mr. McKernan in 1996.


EXECUTIVE INCENTIVE PLAN

     In January 1993, the Company adopted the Calmar Inc. Executive Incentive Compensation Plan (the "Executive Incentive Plan") which provides for the payment of bonuses to (i) persons who hold a Vice Presidential title, (ii) Directors, and (iii) Key Managers approved by the President/CEO. The President/CEO's incentive compensation is determined separately by the Board of Directors. Each eligible participant may be paid a bonus according to a formula which takes into account the participant's level of responsibility and quality of performance, and the Company's performance as a whole. If the Company's performance-to-budget is below 85%, bonuses are given only at the discretion of the President/CEO and Board of Directors. No bonuses are given if performance is less than 50% of budget.

     Bonuses paid or to be paid to the Named Executive Officers under the Executive Incentive Plan in 1994, 1995 and 1996 have been included in the Summary Compensation Table set forth above.

401(k) PLAN

     The Company maintains a 401(k) plan (the "401(k) Plan") pursuant to which all domestic salaried and clerical employees (except employees covered by a union retirement plan), after completing six months of service with the Company, can elect to defer Federal income taxation on up to 15% of their total annual compensation, including salaries and bonuses, by having such amount contributed by Calmar to the trust established under the plan rather than paid to the employee. All salary deferral and voluntary contributions made for or by the employee participant are immediately fully vested. Calmar will make a contribution each year in an amount equal to 50% of the employee's salary deferral contributions for management employees, up to a maximum of 3% of the employee's total compensation (not to exceed $4,750). Calmar will make a contribution each year in an amount equal to 75% of the employee's salary deferral contributions for qualified hourly employees, up to a maximum of 4.5% of the employee's total compensation (not to exceed $7,125). Company matching contributions vest at the rate of 20% thereof for each full year of service. Although generally amounts held for the account of the employee under the 401(k) Plan cannot be distributed until the employee reaches the age of 65, or 55 and has 10 full years of service, or has 30 full years of service, early distribution of (or borrowing from) voluntary contributions is permitted, and early distribution of salary deferred contributions is permitted, in certain circumstances of hardship.

     Salary deferral and Company matching contributions to the 401(k) Plan made or to be made for or by the Named Executive Officers of the Company have been included in the notes to the Summary Compensation Table set forth above.


DEFERRED COMPENSATION PLAN

     Calmar maintains a deferred compensation plan (the "Deferred Compensation Plan") which provides certain executives with retirement income and permits such executives to determine the manner in which they will receive such income.
Under such plan, for the calendar years 1987 through 1994, the Company credited to an account established for each eligible participant 5% of such participant's base salary and bonus. For calendar years after 1994, the Company shall determine, in its sole discretion, the deferral percentage or amount that shall be credited to the participant's deferred compensation account (the "Deferred Compensation Account"). The amount contributed is typically used to purchase an insurance policy on the life of the participant. A participant who, after five years of consecutive employment with the Company, is terminated for cause or resigns prior to the established retirement date, is entitled to receive a benefit equal to 100% of the amount in the participant's Deferred Compensation Account. This amount will be distributed in 15 annual installments beginning one year after termination. A participant who is terminated without cause, is entitled to a benefit equal to 120% of the amount in the participant's Deferred Compensation Account. If a participant's employment is terminated for any reason other than death before five consecutive years of employment, such participant's Deferred Compensation Account is forfeited to the Company. If the participant dies before completing five years of consecutive employment, the designated beneficiary is entitled to 50% of the net proceeds of the participant's policy, while the beneficiary of a participant dying after five years of consecutive employment is entitled to 100% of the net proceeds of the participant's policy. Benefits for death and termination without cause may be disbursed in a lump sum or in 20 equal quarterly installments. As of December 31, 1996, approximately $663,341 has been provided for in the Deferred Compensation Accounts established under the Deferred Compensation Plan.

     Company payments to the Deferred Compensation Accounts of the Named Executive Officers have been included in the notes to the Summary Compensation Table set forth above.


NONQUALIFIED STOCK OPTION PLAN

     Officers, key employees and consultants, including directors who are officers, key employees or consultants of the Company or its direct or indirect subsidiaries (the "Subsidiaries") who are chosen by the Compensation Committee of the Company are eligible to participate in the Company's 1988 Employee Stock Option Plan (the "Option Plan") of the Company. Under the Option Plan, the participants may be granted nonqualified options to purchase shares of common stock of the Company (the "Options") at an option price (the "Option Price") determined by the Board of Directors of the Company. The Options are not intended to qualify for treatment as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

     Up to 216,360 shares of Calmar's common stock may be issued under the Option Plan upon the exercise of Options granted thereunder. On September 3, 1991, in connection with its offer of employment, the Company granted a nonqualified stock option under the Option Plan to Mr. Hartl for 50,000 shares of common stock at an exercise price of $10.00 per share. As of March 15, 1997, Options covering an aggregate of 154,177 shares (including Mr. Hartl's option) of the Company's common stock were outstanding under the Option Plan.

     The Options terminate at the earlier of (i) three months after termination of employment other than by resignation or for cause, (ii) on the effective date of the participant's voluntary resignation or termination for cause, (iii) one year after death or permanent disability, or (iv) ten years and one month from the date of grant. Options vest in annual installments of 20% per year over five years. The exercisability of Options may be accelerated, at the discretion of the Compensation Committee, upon the occurrence of certain events constituting an Extraordinary Corporate Event (as defined in the Option Plan). However, no Option granted to an officer or director of Calmar will be exercisable within six months from the date of its grant as a result of acceleration. Under the Option Plan, any time prior to four years after the date of grant of an Option, the Company has the option to repurchase all or any portion of the shares of its common stock acquired by the participant by the exercise of the Options for a period of six months after the date of termination of the participant for any reason except death or disability. The purchase price for such repurchased shares shall equal the price set forth in the individual nonqualified stock option agreements. The Company has a right of first refusal in the event a participant proposes to sell after the fourth anniversary of the date of grant any shares purchased upon exercise of such participant's Options.

     The Option Plan also provides for the grant of "Limited Rights" to any holders of Options granted thereunder. A Limited Right may be granted at any time during the term of a related Option. The purpose of the Limited Rights feature is to allow participants who are subject to the short-term trading provisions of the federal securities laws to obtain the full economic benefit of their related Options in the event an Extraordinary Corporate Event occurs. A Limited Right permits the holder to receive upon exercise cash equal to the number of shares as to which the Limited Right is being exercised multiplied by the difference between the Option Price per share and the price per share of common stock paid or to be paid to the holder of the Limited Right in any Extraordinary Corporate Event in effect at the time such Limited Right is exercised.

     The following table sets forth information concerning the number and value of securities underlying unexercised Options held by each of the Named Executive Officers at December 31, 1996. No Options were granted to the Named Executive Officers or exercised by the Named Executive Officers in 1996.


                         FISCAL YEAR-END OPTION VALUES

                                  NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNEXERCISED OPTIONS AT FY-END (#)            OPTIONS AT FY-END ($)(1)
                                  ---------------------------------       ---------------------------------
            NAME                      EXERCISABLE/UNEXERCISABLE               EXERCISABLE/UNEXERCISABLE
-----------------------------     ---------------------------------       ---------------------------------
Richard J. Hartl.............                50,000/0                                 N/A
C. Richard Huebner...........                61,331/0                                 N/A
Aldie E. Johnson, III........                     0/0                                 N/A
Christopher M. Harrison......               1,200/800                                 N/A
John McKernan................                     0/0                                 N/A

_______________
(1) Because there is no established public trading market for the common stock of the Company, the Board of Directors of the Company determines the fair market value of the Company's common stock from time to time. The Company believes that the fair market value of the Company's common stock was $10.00 per share as of December 31, 1996. The exercise price of each of the Options listed above is $10.00 per share. On this basis, none of the Options held by the Named Executive Officers were "in-the-money" as of December 31, 1996.

1995 STOCK OPTION PLAN

     In December 1995, the Board of Directors of the Company approved and adopted the Calmar Inc. 1995 Employee Stock Option Plan (the "New Plan"). The New Plan is a successor to the Calmar Inc. 1988 Employee Stock Option Plan (the "Old Plan") and was established to replace the Old Plan and to grant additional options to officers, certain directors, key employees and consultants of the Company. Under the New Plan, persons holding unexercised stock options (the "Old Options") under the Old Plan will be allowed to exchange such Old Options for similar options (the "New Options") under the New Plan. The New Options will cover the same number of shares and be exercisable at the same option price as the Old Options. In addition, optionees will be vested in the New Options to the same extent as they are vested in their Old Options. The expiration dates of the New Options will extend for two years beyond the respective expiration dates of the Old Options.

     The New Plan authorizes granting of options to purchase up to 910,000 shares of the Company's common stock. The New Options will be designated as either Incentive Stock Options or Nonqualified Stock Options. Incentive Stock Options may not be granted to directors who are not otherwise employees of the Company; while Nonqualified Stock Options may be granted to directors only if they are outside directors (i.e., non-employees). The exercise price of the Incentive Stock Options will be not less than the fair market value of the shares underlying such option on the date of the grant. The exercise price of the Nonqualified Stock Options shall be not less than 85 percent of the fair market value of the shares underlying such option on the date of the grant. Vesting of all options may be based on the Company's attaining of performance criteria as specified at the time of the granting and/or may also be based on the passage of time. The Options terminate at the earliest of (i) ninety (90) days after termination of employment other than (a) by death or disability, (b) for cause, or (c) if the participant dies within ninety (90) days of termination (other than for cause), (ii) thirty (30) days after the participant's termination for cause, (iii) one year after death, permanent disability or termination if the participant dies within ninety (90) days of termination (other than for cause), or (iv) ten years from the date of grant. The New Options also provide for certain "tag along" rights whereby, in the event that FS Equity Partners II, L.P., the majority stockholder of Calmar ("FSEP II"), finds a third party buyer for all or part of its shares of common stock, participants will have the right to sell an equivalent percentage of their shares of common stock on the same terms. Similarly, the New Options also provide for certain "drag along" rights whereby, in the event that FSEP II finds a third party buyer for all of its shares of common stock, participants will be obligated to sell all of their New Options and/or common stock on the same terms. To date, no New Options have been granted and no Old Options have been exchanged for New Options under the New Plan.


EMPLOYMENT AGREEMENTS

     Mr. Hartl is party to an employment agreement with the Company which contains customary employment terms and provides for a current annual base salary of $301,000, an annual incentive bonus under the Executive Incentive Plan, fringe benefits, participation in benefit plans, and such other compensation as approved by the Board of Directors. The term of the employment agreement is three years and four months, terminating at the close of business on December 31, 1997, unless earlier terminated as provided therein. The Company may terminate Mr. Hartl's employment during the 40-month term for cause, upon Mr. Hartl's disability or without cause. If Mr. Hartl is terminated without cause, he would be entitled to, among other things, 125% of his base annual salary payable for the remainder of the 40-month term as if he had not been terminated and the bonus payable to him under the Incentive Plan for the most recently completed fiscal year prior to termination (if not previously paid by the Company). In addition, the Company would continue to pay all benefits, including his premiums for health care continuation coverage under the Calmar Inc. Retiree Health Benefit Plan. If, after a Change of Control (as defined below) of the Company, (i) the duties of Mr. Hartl are significantly reduced or adversely altered, (ii) Mr. Hartl is removed as President and Chief Executive Officer, (iii) Mr. Hartl's base annual salary or bonus is reduced, or (iv) the successor to the Company fails to assume the obligations of the Company under the employment agreement, then Mr. Hartl may terminate his employment and would be entitled to receive, among other things, a lump sum payment equal to three times his base annual salary (including any amounts deferred under the Deferred Compensation Plan) his Incentive Plan bonus and payment of his health care continuation coverage premiums as described above. The employment agreement also contains noncompetition and confidentiality provisions. Pursuant to the Deferred Compensation Arrangement effective as of January 1, 1995, by and between Mr. Hartl and the Company, Mr. Hartl may defer until a subsequent year up to 100% of his compensation. The Company maintains a Supplemental Executive Retirement Plan for the benefit of Mr. Hartl. Under this Plan, Mr. Hartl will, upon retirement, receive an annual benefit in an amount determined by Mr. Hartl's age at retirement.

     Mr. Huebner is a party to an employment agreement with the Company which contains customary employment terms and provides for a base annual salary of $192,000 and for an annual incentive bonus under the Executive Incentive Plan. If the successor to all or substantially all of the business and/or assets of the Company does not assume the Company's obligations under Mr. Huebner's employment agreement, then Mr. Huebner would be entitled to a payment equal to two times the sum of his base salary and all incentive compensation awarded pursuant to the Incentive Plan during the 12 months preceding such termination of his employment agreement. In addition, upon termination of his employment agreement under certain circumstances (including the failure of a successor entity to assume the obligations of his employment contract), Mr. Huebner would be entitled to the continuation of all employee benefit plans for two years following such termination and payment of any legal fees incurred by Mr. Huebner as a result of such termination of employment. The employment agreement also includes confidentiality provisions.

     Certain employees, including Messrs. Johnson and Harrison are parties to agreements affording them certain rights upon a Change of Control (as defined below) of the Company. If any such employee is terminated without cause within one year of a Change in Control, he will be entitled to (i) a lump sum amount equal to his base annual salary prior to the Change in Control; (ii) any bonus earned, but as yet unpaid, under the Company's Incentive Plan, for the most recently completed fiscal year of the Company prior to the effective date of termination; and (iii) the reimbursement of reasonable expenses accrued through the effective date of such termination. For purposes of such agreements and Mr. Hartl's employment agreement discussed above, the term "Change of Control" is defined as: (i) the acquisition in one or more transactions of beneficial ownership (within the meaning of Rule 13d(3) under the Exchange Act) by (y) any person or entity (other than FS&Co. and its affiliates) or (z) any group (as defined in Section 13(d) under the Exchange Act) other than FS&Co. and its affiliates of any voting stock of the Company such that, as a result of such acquisition, such person, entity or group has the ability to elect, directly or indirectly, a majority of the members of the Board, or (ii) the sale of all or substantially all of the assets of the Company (including within such assets the capital stock of any subsidiary) and its subsidiaries, in a single transaction or a series of transactions, to any person or persons.


PENSION PLAN

     Each of Calmar's domestic employees (except employees covered by a union retirement plan) including executive officers, participate in Calmar's Salaried Retirement Plan, a defined benefit plan (the "Pension Plan"). The Pension Plan is funded entirely through cash contributions made by the Company. Because contributions are calculated on an actuarial basis for all participants, it is not practicable to determine actuarial amounts set aside or accrued for an individual or group of individuals. An employee's years of service and average annual compensation during the highest consecutive five years over the last ten years of employment before retirement are the major factors affecting the amount of their pension. Credit for this purpose is given for service under a plan sponsored by Realex Corporation, a company purchased by Calmar in 1985, which plan was merged into the Pension Plan. The normal retirement age under the Pension Plan is 65.

     The following table sets forth estimated annual benefits payable upon retirement to persons in specified remuneration and years of service classifications under the Pension Plan (without regard to the maximum annual accrued benefit permitted by the Code, which, except for certain grandfather rights or in the event of early or late retirement, was $120,000 for 1996, subject to cost of living adjustments). Remuneration covered by the Pension Plan consists of total cash compensation including any bonuses. The benefits shown in the table below are not subject to deduction for Social Security benefits or other offset amounts. As of December 31, 1996, the credited years of service under the Pension Plan of Messrs. Hartl, Huebner, Johnson and McKernan were approximately 5, 23, 6 and 0, respectively.


                                          ESTIMATED ANNUAL PENSION
                                          FOR REPRESENTATIVE YEARS
                                          OF CREDITED SERVICES OVER
AVERAGE ANNUAL COMPENSATION                  THE FOLLOWING YEARS
DURING THE HIGHEST                    ---------------------------------
CONSECUTIVE FIVE YEARS                  10         20        30 OR MORE
---------------------------           -------    --------    ----------
       $ 40,000                       $ 4,828    $ 9,656       $14,483
         60,000                         7,828     15,656        23,484
         80,000                        10,824     21,648        32,471
        100,000                        13,828     27,656        41,483
        150,000                        21,327     42,656        63,983

     Because Mr. Harrison is located in England, he is not eligible to participate in the Pension Plan discussed above. However, Mr. Harrison has a pension arrangement, dated September 1992 (the "Pension Arrangement") with the Company. The Pension Arrangement has a defined contribution component whereby the Company contributes 7.0% of Mr. Harrison's salary annually provided that Mr. Harrison also contributes 3.0% of his salary annually. The Pension Arrangement also has a defined benefit component which will provide at age 55, the lesser of: (i) 66.7% of Mr. Harrison's final salary, less the pension equivalent of his defined contribution benefits; or (ii) in addition to his defined contribution benefits, a certain percentage of his final salary depending on Mr. Harrison's age at retirement and ranging from 29.0% if Mr. Harrison retires at age 55 to 66.7% if he retires at age 65. With respect to the defined benefit component, Mr. Harrison contributes 6.17% of his annual salary and the Company pays the balance of the contribution needed to fund such benefit. As of December 31, 1996, Mr. Harrison had been credited with approximately 4 years of service under the Pension Arrangement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No officer or employee of the Company or its subsidiaries participated in the deliberations of the Board of Directors concerning executive officer compensation during fiscal 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock, as of March 15, 1997, by each person who is known by the Company to own beneficially more than 5% of the capital stock, by each director of the Company, each of the Named Executive Officers and by all directors and officers of the Company as a group.

                                                                           PERCENTAGE    NUMBER OF                     NUMBER OF
                                                                           OF COMMON     SHARES OF      PERCENTAGE     SHARES OF
                                                           PERCENTAGE      STOCK ON A    SERIES A       OF SERIES A    SERIES B
                                  NUMBER OF SHARES OF      OF COMMON      FULLY DILUTED  PREFERRED       PREFERRED     PREFERRED
              NAME                  COMMON STOCK(1)         STOCK(1)          BASIS       STOCK(1)        STOCK(1)      STOCK(1)
-----------------------------     -------------------      -----------    -------------  ----------     ------------   ----------
Freeman Spogli & Co. (2)..........  5,332,922(3)            78.3%           59.2%         254,197           57.4%       1,000,000(4)

  John M. Roth
  Ronald P. Spogli
  William M. Wardlaw
AB Handel och Industri............  3,033,046(5)            60.7%           33.7%         177,938           40.2%              --
Humlegardsgatan 6
S-114 46 Stockholm,
  Sweden
Richard J. Hartl..................    100,000(6)             3.2%            1.1%              --             --               --
C. Richard Huebner................    137,414(7)             4.4%            1.5%             250              *               --
Christopher M. Harrison...........      7,600(8)               *               *               --             --               --
Aldie E. Johnson, III.............      5,000(9)               *               *              375              *               --
Donald E. Knox....................     54,553(10)            1.8%              *              500              *               --
Directors and officers as a
 group (16 persons)...............  5,656,274(11)           81.2%           62.8%         255,522           57.7%              --

-------------------
*    Less than 1%.
(1) The persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.
(2) All shares are held of record by FSEP II of which FS&Co. is the general partner. As general partner of FSEP II, FS&Co. has the sole power to vote and dispose of such shares. Messrs. Spogli, Wardlaw and Roth (each of whom are directors of the Company) and Messrs. Bradford M. Freeman and J. Frederick Simmons are general partners of FS&Co., and as such may be deemed to be the beneficial owners of the Company's capital stock indicated as beneficially owned by FS&Co. The business address of FS&Co. and its general partners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(3)  Includes 3,722,627 shares issuable upon exercise of warrants.
(4)  Constitutes 100% of the outstanding shares of Series B Preferred Stock.
(5)  Includes 1,905,840 shares issuable upon exercise of warrants.
(6) Includes 50,000 shares issuable with respect to options exercisable within 60 days of March 15, 1997.
(7) Includes 72,750 shares of common stock held by C. Richard Huebner and Debra Ann Huebner, as Co-Trustees of the C. Richard Huebner and Debra Ann Huebner Family Trust dated August 5, 1988. Includes 3,333 shares issuable upon exercise of warrants and 61,331 shares issuable with respect to options exercisable within 60 days of March 15, 1997.
(8) Includes 1,600 shares issuable with respect to options exercisable within 60 days of March 15, 1997.
(9)  Consists of 5,000 shares issuable upon exercise of warrants.
(10) Includes 6,667 shares issuable upon exercise of warrants and 17,886 shares issuable with respect to options exercisable within 60 days of March 15, 1997.
(11) Includes 3,739,960 shares issuable upon exercise of warrants and 137,269 shares issuable with respect to options exercisable within 60 days of March 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On August 5, 1988, the Company loaned C. Richard Huebner, Executive Vice President, Chief Financial Officer and a director of the Company, and his wife $398,000. The loan is evidenced by a promissory note secured by a deed of trust. Principal is payable in equal monthly payments based on a 30-year amortization. As of February 24, 1997, the outstanding principal amount was $277,690. The note does not bear interest unless Mr. Huebner is terminated by the Company for other than reasonable cause, at which time the note shall bear interest at the rate of 10% per annum. Upon termination for cause, the entire amount of the loan may become due and payable at the option of the Company. In addition, on December 8, 1988, in connection with his acquisition of 72,750 shares of Calmar's common stock at a price of $10.00 per share, Mr. Huebner paid $466,000 in cash and gave his promissory note for $261,500 which note, together with all accrued and unpaid interest thereon, is payable in full on December 31, 1997. As of February 24, 1997, the outstanding principal amount of the note was $367,718.

    On September 3, 1991, Richard J. Hartl, President and Chief Executive Officer and a director of the Company, purchased 50,000 shares of common stock of Calmar at a price of $7.50 a share, for an aggregate purchase price of $375,000. Of such price, $374,500 was represented by a promissory note which bears interest at a defined prime rate which as of February 24, 1997 was 8.25%. The principal balance of and all accrued and unpaid interest on the note are payable in full on September 30, 1997. As of February 24, 1997, the outstanding principal amount was $189,072. The note is secured by a pledge of the 50,000 shares of common stock purchased by Mr. Hartl.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
(a)(1)    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

          CALMAR INC. AND SUBSIDIARIES

          Independent Auditors' Report........................................................ F-1
          Consolidated Balance Sheets as of December 31, 1996 and 1995........................ F-2
          Consolidated Statements of Operations for the years ended December 31, 1996,
            1995 and 1994..................................................................... F-3
          Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 1996, 1995 and 1994............................................ F-4
          Consolidated Statements of Cash Flows for the years ended December 31, 1996,
            1995 and 1994..................................................................... F-5
          Notes to Consolidated Financial Statements.......................................... F-7

(a)(2)    INDEX TO FINANCIAL STATEMENT SCHEDULES:

          Schedule II -- Valuation and Qualifying Accounts.................................... S-1

     All other schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

(a)(3)    EXHIBITS:

          The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K. In addition, following is a list of each executive compensation plan and arrangement required to be filed as an exhibit.

          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          Calmar Inc. Salaried Retirement Plan dated as of June 22, 1983, as amended--Exhibit 10.46 to 1992 Form 10-K (No. 0-12054).

          Calmar Inc. Incentive Plan dated December 1983, as amended--Exhibit
          10.43 to 1992 Form 10-K (No. 0-12054).

          Stock Subscription Agreement dated as of December 8, 1988 among CSS Holding Corporation, FS Equity Partners II, L.P. (formerly RFS Equity Partners II, L.P.) (hereinafter, "FSEP II") and C. Richard Huebner, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively--Exhibit 10.4 to Registration Statement on Form S-1 (No. 33-26281).

          Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for cash--Exhibit 10.1 to Registration Statement on Form S-1 (No. 33-26281).

          Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for promissory notes, with form of note attached thereto as Exhibit A--
          Exhibit 10.2 to Registration Statement on Form S-1 (No. 33-26281).

          Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for cash and promissory notes, with form of note attached thereto as Exhibit A--Exhibit 10.3 to Registration Statement on Form S-1 (No. 33-26281).

          Stock Subscription Agreement dated as of December 8, 1988 by and among CSS Holding Corporation, FSEP II (formerly RFS Equity Partners II, L.P.) and Donald E. Knox--Exhibit 10.5 to Registration Statement on Form S-1 (No. 33-26281).

          CSS Holding Corporation 1988 Employee Stock Option Plan dated December 1, 1988, as amended--Exhibit 10.3 to Registration Statement on Form S-4 (No. 33-47304).

          Form of Nonqualified Stock Option Agreement by and between CSS Holding Corporation and certain members of management--Exhibit 10.9 to Registration Statement on Form S-1 (No. 33-26281).

          Form of Nonqualified Stock Option Agreement dated as of December 8, 1988 between CSS Holding Corporation and C. Richard Huebner--Exhibit
          10.10 to Registration Statement on Form S-1 (No. 33-26281).

          Form of Nonqualified Stock Option Agreement by and between CSS Holding Corporation and Donald E. Knox--Exhibit 10.11 to Registration Statement on Form S-1 (No. 33-26281).

          Employment Agreement dated January 13, 1988 between Calmar Inc. and C. Richard Huebner--Exhibit 10.23 to Registration Statement on Form S-1 (No. 33-26281).

          Calmar Inc. 401(k) Plan dated as of January 1, 1989, as amended--
          Exhibit 10.45 to 1992 Form 10-K (No. 0-12054).

          Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and C. Richard Huebner--
          Exhibit 10.22 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Securities Subscription Agreement dated as of September 28, 1990 by and between CSS Holding Corporation and certain members of management--Exhibit 10.23 to Registration Statement on Form S-4 (No. 33-97056).

          Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and Donald E. Knox--Exhibit
          10.24 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Warrant dated as of October 5, 1990 issued to certain members of management--Exhibit 10.9 to Registration Statement on Form S-4 (No. 33-47304).

          Stock Subscription Agreement dated as of September 3, 1991 between CSS Holding Corporation and Richard J. Hartl, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively--Exhibit
          10.29 to Registration Statement on Form S-4 (No. 33-47304).

          Nonqualified Stock Option Agreement dated as of September 3, 1991 between CSS Holding Corporation and Richard J. Hartl--Exhibit 10.32 to Registration Statement on Form S-4 (No. 33-47304).

          Calmar Inc. Supplemental Executive Retirement Plan dated as of September 3, 1991--Exhibit 10.31 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Securities Subscription Agreement dated as of October 31, 1991 by and between CSS Holding Corporation and certain members of management--Exhibit 10.35 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Warrant dated as of October 31, 1991 issued to certain members of management--Exhibit 10.38 to Registration Statement on Form S-4 (No. 33-47304).

          Calmar Inc. Deferred Compensation Plan 1993 Restatement effective as of January 1, 1993--Exhibit 10.41 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Stock Subscription Agreement dated as of April 1, 1993 by and between Calmar, Inc. and certain members of management who purchased shares of common stock of Calmar Inc. for cash--Exhibit 10.42 to Registration Statement on Form S-4 (No. 33-97056).

          Stock Subscription Agreement dated as of April 1, 1993 by and between Calmar Inc. and Jacques Barriac, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively--Exhibit
          10.43 to Registration Statement on Form S-4 (No. 33-97056).

          Form of Change in Control Benefit Agreement dated as of September 1, 1994 between Calmar Inc. and certain members of management--Exhibit
          10.46 to Registration Statement on Form S-4 (No. 33-97056).

          Employment Agreement dated as of September 1, 1994 by and between Calmar Inc. and Richard J. Hartl--Exhibit 10.47 to Registration Statement on Form S-4 (No. 33-97056).

          Calmar Inc. Deferred Compensation Arrangement effective as of January 1, 1995 between Calmar Inc. and Richard J. Hartl--Exhibit 10.48 to Registration Statement on Form S-4 (No. 33-97056).

          Calmar Inc. Executive Incentive Compensation Plan dated January, 1993--Exhibit 10.49 to Registration Statement on Form S-4
          (No. 33-97056).

          Pension Arrangement dated September 1992, between Calmar Inc. and Christopher M. Harrison--Exhibit 10.57 hereto.

(b)       REPORTS ON FORM 8-K:

          None.

(c)       EXHIBITS:

          The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors

Calmar Inc.:

We have audited the consolidated balance sheets of Calmar Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calmar Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Orange County, California
March 14, 1997

                                  CALMAR INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                             (Dollars in thousands)

                 ASSETS                          1996            1995
                                            -----------     ----------
Current assets:
 Cash and cash equivalents                 $      9,198    $     9,037
 Accounts receivable, less allowance
  for doubtful accounts of $1,563 in
  1996 and $1,401 in 1995                        35,153         34,694

 Inventories                                     20,679         17,421
 Income taxes receivable                            444            486
 Prepaid expenses                                 1,710          2,460
                                            -----------     ----------

      Total current assets                       67,184         64,098

Property and equipment, net                     106,619        111,076
Cost in excess of net assets acquired,
 less accumulated amortization of
 $26,360 in 1996 and $23,007 in 1995             93,649         97,002

Other intangible assets, less
 accumulated amortization of $12,758 in           6,275          7,752
 1996 and $13,231 in 1995

Other assets, net                                 9,011          9,857
                                            -----------     ----------

                                           $    282,738    $   289,785
                                            ===========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY
 (DEFICIENCY)

Current liabilities:
 Short-term borrowings                     $      2,640    $       390
 Current installments of long-term debt           5,857          7,278
 Accounts payable                                18,941         17,887
 Accrued liabilities                             19,246         19,675
                                            -----------     ----------

      Total current liabilities                  46,684         45,230

Long-term debt                                  232,867        235,785
Deferred income taxes                            12,380         13,430
Other liabilities                                20,205         18,959
                                            -----------     ----------

      Total liabilities                         312,136        313,404
                                            -----------     ----------

Stockholders deficiency:
 Preferred stock, par value $.01 per
  share; liquidation preference
  aggregating $54,250 for all
  outstanding preferred stock:
   Series A Preferred Stock,
    liquidation preference $100 per                   4              4
    share; authorized 450,000 shares;
    issued and outstanding 442,500
    shares in 1996 and 1995

   Series B Preferred Stock,
    liquidation preference $10 per                   10             10
    share.  Authorized 1,000,000
    shares; issued and outstanding
    1,000,000 shares

 Common stock, par value $.01 per
  share.  Authorized 8,500,000 shares;               31             31
  issued and outstanding 3,097,031
  shares in 1996 and 1995

 Additional paid-in capital                      77,986         77,986
 Accumulated deficit                           (103,402)       (99,386)
 Accumulated translation adjustment              (3,473)        (1,725)
 Notes receivable from officers for
  purchase of common stock                         (554)          (539)
                                            -----------     ----------

      Total Stockholders deficiency            (29,398)       (23,619)
                                            -----------     ----------

                                           $    282,738    $   289,785
                                            ===========     ==========

See accompanying notes to consolidated financial statements.

                                  CALMAR INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                             (Dollars in thousands)

                                                 1996           1995           1994
                                            ----------     ----------     ----------

Net sales                                  $   219,437    $   224,465    $   203,344
Cost of sales                                  162,987        168,444        150,060
                                            ----------     ----------     ----------

    Gross profit                                56,450         56,021         53,284

Selling, general and administrative
 expenses                                       37,097         35,559         34,641

                                            ----------     ----------     ----------

    Operating income                            19,353         20,462         18,643

Other income                                     1,522          1,454            971
Interest expense                               (24,487)       (27,265)       (27,788)
                                            ----------     ----------     ----------

    Loss before income taxes and
     extraordinary item                         (3,612)        (5,349)        (8,174)


Income tax provision (benefit)                    (214)         1,083            916
                                            ----------     ----------     ----------

    Loss before extraordinary item              (3,398)        (6,432)        (9,090)

Extraordinary item loss on
 extinguishment of debt                           (618)        (9,528)             -

                                            ----------     ----------     ----------

    Net loss                               $    (4,016)   $   (15,960)   $    (9,090)
                                            ==========     ==========     ==========

Loss per share of common stock:
 Loss before extraordinary item            $     (6.16)   $     (6.45)   $     (6.70)
 Extraordinary item                               (.20)         (3.07)             -
                                            ----------     ----------     ----------

    Net loss per share                     $     (6.36)   $     (9.52)   $     (6.70)
                                            ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                                  CALMAR INC.
                               AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Deficiency

                 Years ended December 31, 1996, 1995 and 1994

                            (Dollars in thousands)


                                                 Preferred stock
                                -------------------------------------------------------
                                        Series A                     Series B                     Common stock            Additional
                                -------------------------------------------------------    --------------------------      Paid-in
                                  Shares         Amount         Shares        Amount        Shares           Amount        Capital
                                ----------     -----------    ------------   ----------    ------------   -----------    -----------

Balance, December 31, 1993       442,550      $       4        1,000,000     $     10       3,097,031     $      31         78,004

Additions to notes receivable
   from officers                      --             --               --           --              --            --             --
Collection on notes
   receivable from officers           --             --               --           --              --            --             --
Issuance of common stock              --             --               --           --           1,500            --             15
Foreign currency translation
   adjustment                         --             --               --           --              --            --             --
Net loss                       -----------     -----------    ------------   ----------    ------------   -----------    -----------

Balance, December 31, 1994       442,550              4         1,000,000          10       3,098,531            31         78,019

Additions to notes
   receivable from officers           --             --                --          --              --            --             --
Repurchase of preferred stock        (50)            --                --          --              --            --             (5)
Issuance of common stock              --             --                --          --            1,000           --              1
Repurchase of common stock            --             --                --          --           (2,500)          --            (29)
Foreign currency translation
   adjustment                         --             --                --          --              --            --             --
Net loss                              --             --                --          --              --            --             --
                               -----------     -----------    ------------   ----------    ------------   -----------    -----------
Balance, December 31, 1995       442,500              4         1,000,000          10       3,097,031            31         77,986

Additions to notes
   receivable from officers           --             --                --          --              --            --             --
Foreign currency translation
   adjustment                         --             --                --          --              --            --             --
Net loss                              --             --                --          --              --            --             --
                               -----------     -----------    ------------   -----------   ------------   -----------    -----------
Balance, December 31, 1996       442,500      $       4      $  1,000,000   $      10       3,097,031            31         77,986
                               ===========     ===========    ============   ===========   ============   ============   ===========

                                                                                         Notes
                                                                                       receivable             Total
                                                                    Accumulated       from officers        stockholders'
                                              Accumulated           translation      for purchase of          equity
                                                deficit             adjustment        common stock         (deficiency)
                                            ---------------       --------------    ----------------    ----------------
Balance, December 31, 1993                $       (74,336)       $      (5,603)    $         (538)     $       (2,428)

Additions to notes receivable
   from officers                                       --                   --                (11)                (11)
Collection on notes
   receivable from officers                            --                   --                 25                  25
Issuance of common stock                               --                   --                 --                  15
Foreign currency translation
   adjustment                                          --                1,857                 --               1,857
Net loss                                           (9,090)                  --                 --              (9,090)
                                           ----------------       --------------    ---------------     ----------------
Balance, December 31, 1994                        (83,426)              (3,746)              (524)             (9,632)

Additions to notes
   receivable from officers                            --                   --                (15)                (15)
Repurchase of preferred stock                          --                   --                 --                  (5)
Issuance of common stock                               --                   --                 --                   1
Repurchase of common stock                                                                     --                 (29)
Foreign currency translation
   adjustment                                          --                2,021                 --               2,021
Net loss                                          (15,960)                  --                 --             (15,960)
                                           ----------------       --------------    ---------------     ----------------
Balance, December 31, 1995                        (99,386)              (1,725)              (539)            (23,619)

Additions to notes
   receivable from officers                          --                     --                (15)                (15)
Foreign currency translation
   adjustment                                        --                 (1,748)               --               (1,748)
Net loss                                           (4,016)                 --                  --              (4,016)
                                           ----------------       --------------    ----------------    ----------------
Balance, December 31, 1996               $       (103,402)       $      (3,473)    $         (554)     $      (29,398)
                                           ================       ==============    ================    ================

See accompanying notes to consolidated financial statements

                                 (CALMAR INC.)
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years Ended December 31, 1996, 1995 and 1994

                            (Dollars in thousands)

                                                              1996              1995              1994
                                                          ------------     -------------     --------------
Cash flows from operating activities:
 Net loss                                                $      (4,016)   $      (15,960)   $        (9,090)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Extraordinary item                                              618             9,528                  -
   Depreciation and amortization                                24,167            25,135             24,835
   Amortization of discount on notes payable                       103               201                569
   Deferred income tax benefit                                    (888)           (1,104)              (561)
   Additions to notes receivable from officers for
    purchase of common stock                                       (15)              (15)               (11)
   (Gain) loss on sale of property and equipment                   (81)             (104)                55
   Changes in assets and liabilities:
    Accounts receivable                                         (1,341)              915             (6,888)
    Inventories                                                 (3,814)              635             (3,390)
    Income taxes receivable                                         11               (45)               382
    Prepaid expenses                                               659               148               (437)
    Accounts payable                                             4,399               (14)             1,884
    Accrued liabilities                                           (237)           (3,292)             4,774
    Other long-term liabilities                                  1,668             1,246                854
                                                          ------------     -------------     --------------
       Net cash provided by operating activities                21,233            17,274             12,976
                                                          ------------     -------------     --------------
Cash flows from investing activities:
 Purchases of property and equipment                           (15,940)          (14,208)           (16,874)
 Proceeds from sales of equipment                                  626               180                 72
 Increase in other intangibles                                     (66)                -                  -
 Decrease (increase) in other assets                               152              (333)             1,929
                                                          ------------     -------------     --------------
       Net cash used in investing activities                   (15,228)          (14,361)           (14,873)
                                                          ------------     -------------     --------------
Cash flows from financing activities:
 Proceeds (repayments) of short-term borrowings, net             2,343              (909)            (4,468)
 Increase (decrease) in cash overdraft                          (2,578)             (844)             3,422
 Proceeds from issuance of senior and subordinated
  debt                                                               -           225,000                  -
 Redemption of senior and subordinated debt                          -          (194,847)                 -
 Payment of deferred financing fees                               (704)           (7,928)                 -
 Payment of call premiums for debt redemption                      (81)           (5,697)                 -
 Proceeds from issuance of long-term debt                        5,002             3,224              4,722
 Principal payments on long-term debt                           (9,683)          (14,432)            (7,014)
 Repurchase of preferred stock                                       -                (5)                 -
 Proceeds from issuance of common stock                              -                 1                 15
 Repurchase of common stock                                          -               (29)                 -
 Collections of notes receivable from officers for
  purchase of common stock                                           -                 -                 25
                                                           -----------     -------------      -------------
        Net cash provided by (used in) financing
        activities                                              (5,701)            3,534             (3,298)
                                                           -----------     -------------      -------------

                                  (Continued)

                                  CALMAR INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows,

                            (Dollars in thousands)



                                                1996          1995          1994
                                           ----------    ----------    ----------
Effect of exchange rate changes on cash
 and cash equivalents                      $     (143)   $      (49)   $      (39)
                                           ----------    ----------    ----------
       Net increase (decrease) in cash
        and cash equivalents                      161         6,398        (5,234)

Cash and cash equivalents, beginning of
 year                                           9,037         2,639         7,873
                                           ----------    ----------    ----------
Cash and cash equivalents, end of year     $    9,198    $    9,037    $    2,639
                                           ==========    ==========    ==========

Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
  Income taxes                             $    2,168    $    3,259    $    1,011
                                           ==========    ==========    ==========
  Interest                                 $   24,306    $   28,559    $   27,826
                                           ==========    ==========    ==========

Supplemental schedule of noncash
 investing and financing
 activities--equipment acquired in
 exchange for long-term debt               $     741    $    4,082    $    1,833
                                           ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                  CALMAR INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    Calmar Inc. is a multinational manufacturer of nonaerosol plastic dispensing and spraying systems. The primary products manufactured and sold by Calmar Inc. include a full line of fine mist, regular and trigger sprayers; regular, large and high-viscosity dispensers; and other specialty products. Manufacturing is performed in the United States, Spain and Germany. The Company sells through direct sales forces in the United States, Canada and Western Europe, distributors in the United States and Western Europe, and licensees in South America and Asia. The principal markets for Calmar Inc.'s products are North American, Western European, South American and Asian dispensing and packaging personal care, household, automotive, chemical and pharmaceutical businesses.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Calmar Inc. include the accounts of its wholly-owned subsidiaries: Calmar International, Inc., Calmar - Albert GmbH, Monturas, S.A., Calmar - Spanish Branch, Calmar - Albert S.A.R.L., Calmar - Albert Limited, Calmar Plastics Limited, Calmar - Albert Belgium S.A. and Calmar - Albert Italia (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

    FOREIGN CURRENCY TRANSLATION

    The Company uses the local currency as the functional currency for most foreign operations. Assets and liabilities are translated at year-end exchange rates, and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of stockholders' deficiency. The net gain
    (loss) from foreign exchange transactions was insignificant in 1996, 1995 and 1994.

    REVENUE RECOGNITION

    Revenue is recognized upon shipment of products to customers.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist principally of interest bearing foreign currency accounts. For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of the financial instruments.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

                                  CALMAR INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets up to 40 years for buildings and land improvements, 3 to 10 years for machinery and equipment, and the respective lease term for assets under capital leases.

   COST IN EXCESS OF NET ASSETS ACQUIRED

   Cost in excess of net assets acquired (goodwill) is amortized over 4 to 40 years using the straight-line method. Such amortization expense amounted to $3,353,000, $3,543,000 and $3,665,000 in 1996, 1995 and 1994, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   OTHER INTANGIBLE ASSETS

   The costs of patents, trademarks, licenses and other intangible assets are amortized over the estimated lives of the related assets ranging from 5 to 17 years using the straight-line method. Such aggregate amortization expense amounted to $1,539,000, $1,542,000 and $1,916,000 in 1996, 1995 and 1994,
   respectively, and is included in selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

   IMPAIRMENT OF ASSETS

   The Company accounts for long-lived assets under the Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." Effective January 1, 1994, the Company adopted the provisions of this Statement, under which impairment of goodwill and other long-lived assets would be recognized if the expected future net cash flows (undiscounted and without interest charges) of the related businesses are less than the carrying amounts of the assets. No impairment existed in 1996, 1995 or 1994.

   DEFERRED FINANCING COSTS

   Deferred financing costs are amortized over the lives of the respective debt agreements using the interest method and are included in other assets in the accompanying consolidated balance sheets.

   OTHER POSTRETIREMENT BENEFITS

   The Company accounts for other postretirement benefits under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Postretirement benefit expense was $415,000, $509,000 and $538,000 in 1996, 1995 and 1994, respectively.
   Cash paid for actual claims in 1996, 1995 and 1994 was $161,000, $51,000 and $61,000, respectively.

   OTHER POSTEMPLOYMENT BENEFITS

   The Company accounts for other postemployment benefits under Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The Company currently provides for certain postemployment benefits, primarily in the form of

                                  CALMAR INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



   limited continuation of healthcare insurance, to nearly all domestic employees. The premiums for these benefits are paid for by the employees and any additional costs are paid by the Company, which were immaterial in 1996, 1995 and 1994.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Long-Term Debt

   The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

   Interest Rate Cap and Foreign Currency Agreement

   An interest rate cap used to establish an effective maximum rate for certain long-term debt and a foreign currency agreement used for hedging purposes are carried at amortized costs which approximate market. The agreements are in effect for three years and expire in 1998. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its agreements but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the agreements.

   INCOME TAXES

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   United States income taxes are not provided, with certain exceptions, on the undistributed earnings of the foreign subsidiaries as such earnings are intended to be indefinitely reinvested in those operations.

   RESEARCH AND DEVELOPMENT COSTS

   Research and development costs are charged to operations as incurred. Such costs amounted to $5,139,000, $4,546,000 and $4,065,000 in 1996, 1995 and
   1994, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   LOSS PER SHARE OF COMMON STOCK

   Loss per share of common stock is computed using the weighted average number of common shares of stock outstanding during the years presented and does not include the effect of common share equivalents (stock options and warrants) because their effect would be antidilutive. The weighted average number of common shares used in the computation were 3,097,000 in 1996 and 3,098,000 in 1995 and 1994. In 1996, 1995 and 1994, the loss before extraordinary item for purposes of the loss per share calculation has been increased by $15,686,000, $13,540,000 and $11,682,000, respectively, for dividends on the
   Company's preferred stock to arrive at the loss per share of common stock. Accordingly, the net loss applicable to common shareholders was $19,702,000, $29,500,000 and $20,772,000 in 1996, 1995 and 1994, respectively.

                                  CALMAR INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     STOCK OPTION PLANS

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. No stock options were granted in 1995 or 1996, thus there are no further disclosures required under SFAS No. 123.

(2)  INVENTORIES

     Inventories consist of the following (dollars in thousands):

                             DECEMBER 31
                      ----------------------
                         1996         1995
                      ---------    ---------

Raw materials        $    4,713   $    4,817
Work in process          10,063        8,843
Finished goods            5,903        3,761
                      ---------    ---------

                     $   20,679   $   17,421
                      =========    =========

                                  CALMAR INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


(3)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                      DECEMBER 31
                                            ---------------------------
                                                 1996            1995
                                            -----------    ------------

Land and land improvements                 $     12,097    $     13,119
Buildings                                        36,941          37,503
Machinery and equipment                         170,077         173,050
Assets under capital leases                       4,011           4,807
Construction in progress                         12,629           9,155
                                            -----------     -----------
                                                235,755         237,634
Accumulated depreciation and
 amortization                                  (129,136)       (126,558)

                                            -----------     -----------

                                           $    106,619    $    111,076
                                            ===========     ===========

(4)  SHORT-TERM BORROWINGS


     Short-term borrowings consist principally of European bank overdrafts and other facilities, which are used principally for working capital purposes and are secured by accounts receivables and inventories of certain European subsidiaries. Borrowings aggregating $2,640,000 and $390,000 were outstanding as of December 31, 1996 and 1995, respectively, at weighted average interest rates of 8.6% and 8.7%, respectively.

     The Company has unused credit facilities available to its European subsidiaries of $4,725,000 at December 31, 1996.


(5)  LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                    DECEMBER 31
                                            ------------------------
                                                1996          1995
                                            ----------    ----------

Senior Subordinated Notes                  $   120,000   $   120,000
New Credit Facility                            103,688       104,738
Monturas Acquisition Obligations, net
 of discount of $132 in 1995                        --         1,088

Other                                           15,036        17,237
                                            ----------    ----------
                                               238,724       243,063
Less current installments                        5,857         7,278
                                            ----------    ----------

                                           $   232,867   $   235,785
                                            ==========    ==========

                                  CALMAR INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued




   SENIOR SUBORDINATED NOTES


   On August 18, 1995, the Company sold $120,000,000 principal amount of Senior Subordinated Notes due 2005 (Senior Subordinated Notes) to consummate the refinancing of a substantial portion of the Company's long-term debt. In connection with the refinancing transactions, the Company recognized an extraordinary loss of $9,528,000, which includes call premiums of redeemed notes, certain fees and the write-off of the related deferred financing costs

   Interest on the Senior Subordinated Notes accrues at a rate of 11.5% per annum and is payable semiannually, commencing February 15, 1996. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at a redemption price of 105.75% of the principal amount, decreasing to 102.875% in 2001 and to 100% by 2002. No principal payments are due until August 15, 2005.

   NEW CREDIT FACILITY

   On August 18, 1995, the Company entered into a senior secured credit agreement (New Credit Facility) pursuant to which $105,000,000 was made available on September 18, 1995, to consummate the refinancing of a substantial portion of the Company's long-term debt. In addition, the New Credit Facility included a $20,000,000 revolving line of credit (Revolver) to support the Company's working capital requirements.

   The term loan component of the New Credit Facility includes two portions:
   Series A with a face value of $60,000,000 due 2003 and Series B with a face value of $45,000,000 due 2004. The Series A bears interest at either London Interbank Offered Rate (LIBOR) plus 3% per annum or a Base Rate, as defined, plus 2% per annum. The Series B bears interest at either a LIBOR rate plus 3.25% per annum or a Base Rate, as defined, plus 2.25% per annum. In connection with LIBOR interest rate options, interest is payable at the Company's election, for either a one-, two-, three- or six-month period.

   The New Credit Facility is secured by a first priority interest in nearly all domestic assets, including both tangible and intangible assets, of the Company and a pledge of a portion of the capital shares of the Company's subsidiaries.

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

   REVOLVING CREDIT AGREEMENTS

   On September 18, 1995, the Revolver of the New Credit Facility became available to the Company. The Revolver provided for borrowings of up to $20,000,000 based on 75% of eligible domestic accounts receivable and 40% of eligible domestic inventory. The Revolver, which was to terminate in 1999, bore interest at either LIBOR plus 2.5% or a Base Rate, as defined, plus 1.5%.

   In October 1996, the Company amended its New Credit Facility. The amendment replaced its current lender under the Revolver within the New Credit Facility through assignment and repayment, reduced the maximum borrowings permitted under the Revolver from $20,000,000 to $12,000,000, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. Commitment fees relating to the Revolver increased from $75,000 to $125,000 for an annual administration fee and continue to include a 0.5% non-use fee based on a daily average of the unused credit facility balances. At December 31, 1996, the borrowing base test permitted the Company to borrow up to $12,000,000. At such date, the Company had no borrowings outstanding and letters of credit of $1,000,000, leaving $11,000,000 available for borrowing.

   In connection with obtaining the amendment and significantly modifying the New Credit Facility, the Company incurred fees (to lenders and advisors) of $704,000. These amounts have been recorded as debt issue costs and will be amortized over the remaining terms of the respective components of the New Credit Facility. In addition, the Company recognized an extraordinary loss on the extinguishment of the Revolver under the New Credit Facility in the amount of $618,000.

   COVENANTS

   In connection with the New Credit Facility and other debt agreements, the Company has agreed to comply with a number of restrictive and financial covenants that require, among other things, limiting the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfers assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility also

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio, and a minimum current asset ratio. In addition, the New Credit Facility contains other affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of December 31, 1996, the Company was in compliance with all covenants contained in such debt instruments.

   MONTURAS ACQUISITION OBLIGATIONS

   In connection with the acquisition of the remaining 51% interest in Monturas in December 1992, the Company agreed to pay certain amounts aggregating $7,949,000 through February 1, 1998 (Monturas Acquisition Obligations). Such payments were discounted to a present value of $6,553,000 at the date of acquisition using an estimated market rate of interest of 8% and have been included as part of the cost of the acquisition. The fixed portion of the Monturas acquisition obligation was fully paid during 1996. Additional payments beyond the above amounts may be payable to the seller through 1998 based on a fixed formula of worldwide sales of specific products. Such additional amounts will be expensed if and when they are earned. No such amounts were earned through December 31, 1996.

   OTHER

   Other long-term debt consists of (1) domestic equipment notes payable aggregating $7,999,000 and $6,948,000 as of December 31, 1996 and 1995,
   respectively, bearing interest at rates ranging from 7.6% to 10.2% and due in various monthly installments through 2001; (2) notes payable aggregating $5,465,000 and $7,505,000 as of December 31, 1996 and 1995, respectively, to four German commercial banks, bearing interest at rates ranging from 5.5% to 8.3%, due in scheduled maturities of various amounts through 2005, collateralized by land, building and equipment; (3) various capital lease obligations aggregating $1,572,000 and $2,784,000 as of December 31, 1996 and 1995, respectively, due in scheduled maturities of various amounts through 2000.

   Principal amounts due under all long-term debt agreements are presented below (dollars in thousands):


                      Year ending  December 31:
                        1997                     $     5,857
                        1998                           4,138
                        1999                          12,288
                        2000                          14,153
                        2001                          16,691
                        Thereafter                   185,597
                                                  ----------

                           Total                 $   238,724
                                                  ==========

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                                       DECEMBER 31, 1996
                                              ---------------------------------
                                                  CARRYING              FAIR
                                                   AMOUNT              VALUE

                                              -------------      --------------
                                                                    (UNAUDITED)

Cash and cash equivalents                    $        9,198    $          9,198
                                              =============      ==============
Long-term debt:
 Senior Subordinated Notes                   $      120,000    $        124,800
 New Credit Facility                                102,638             101,612
 Long-term debt -- other                             10,229              10,229
                                              -------------      --------------

    Total long-term debt                     $      232,867    $        236,641
                                              =============      ==============

Interest rate cap                            $          128    $            128
                                              =============      ==============

Foreign currency agreement                   $           62    $             62
                                              =============      ==============

(7)  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (dollars in thousands):

                                                          DECEMBER 31
                                              ---------------------------------
                                                       1996                1995
                                              -------------      --------------
Compensation and benefits                     $ 6,646               $ 6,487
Interest payable                                5,625                 5,558
Other                                           6,975                 7,630
                                              -------------      --------------

                                              $19,246               $19,675
                                              =============      ==============

(8)  STOCKHOLDERS' DEFICIENCY

     PREFERRED STOCK


   The Company has issued two series of preferred stock, Series A Preferred Stock (Series A) and Series B Preferred Stock (Series B). The Senior Subordinated Notes and the New Credit Facility limit the ability of the Company to pay dividends on or redeem the Series A and Series B. Dividends on the Series A and Series B accrue and compound quarterly at the rate of 15% per annum and are each payable in shares of the Company's Series A and Series B. Subject to

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   certain limitations, the Series A and Series B may each be redeemed, at the option of the Board, in cash for $100 and $10, respectively, per share, plus accrued and unpaid dividends. Subject to certain limitations, the Series A and Series B are exchangeable at any time at the option of the Company for ten year 15% junior subordinated notes. Holders of outstanding shares of the Series A and Series B shall each vote as a single class with the common stock and are entitled to two votes per share of Series A and Series B.

   Cumulative dividends aggregating $60,289,000 had accrued on the Series A and Series B through December 31, 1996. Such dividends, payable in shares of Series A and Series B, were not declared as of the balance sheet date and therefore are not reflected as issued. Such dividends per weighted average share of preferred stock were $32.66, $28.19 and $24.32 in 1996, 1995 and 1994, respectively.

   WARRANTS

   In conjunction with certain equity issuances, including the issuance of preferred stock, the Company has issued warrants to purchase shares of common stock. The warrants are immediately exercisable in exchange for one share of common stock and expire eight years from the date of issuance. The warrants begin to expire 1996 through 2001. A summary of warrant activity is as follows:

                                       NUMBER OF         PRICE PER
                                        WARRANTS           SHARES
                                    ------------     ---------------

Outstanding, December 31, 1993         5,837,333    $   7.50-10.00

Warrants canceled                         (4,600)             7.50
                                    ------------     ---------------

Outstanding, December 31, 1994         5,832,733        7.50-10.00

Warrants canceled                           (500)             7.50
                                    ------------     ---------------

Outstanding, December 31, 1995         5,832,233        7.50-10.00

Warrants expired                         (75,000)            10.00
                                    ------------     ---------------

Outstanding, December 31, 1996         5,757,233    $   7.50-10.00
                                    ============     ===============

(9)  STOCK OPTIONS


     The Company has a Nonqualified Stock Option Plan which authorizes the granting of options to directors, officers and key employees of the Company or its subsidiaries to purchase, within a period of 10 years and 1 month from date of grant, up to 216,360 shares of the Company's common stock at a price per share determined by the Board of Directors. All options granted have an exercise price of $10 per share which was estimated to be no less than the fair market value on the date of grant. As of December 31, 1996, there were 62,183 shares available for grant under the plan.

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



     Options granted under the Nonqualified Stock Option Plan generally vest over a five-year period. The exercisability of the options may be accelerated at the option of the Compensation Committee of the Board of Directors. At December 31, 1996, 154,177 options were outstanding.

     As of December 31, 1996, options for 152,777 shares were exercisable. The remaining options (1,400), excluding 50,000 shares granted to an executive officer outside of the Nonqualified Stock Option Plan, become exercisable in 1997.

   Changes in the number of shares represented by all outstanding options are as follows:

                                               YEAR ENDED DECEMBER 31
                                         ---------------------------------
                                             1996       1995       1994
                                         -----------  ---------  ----------

Outstanding at beginning of year ($10
 per share)                                158,217     295,023    294,023

Options granted ($10 per share)                 --          --      1,000

Options canceled ($10 per share)            (4,040)   (136,806)        --
                                         ----------  ----------  --------

Outstanding at end of year ($10 per
 share)                                    154,177     158,217    295,023
                                         ==========  ==========  ========

   In December 1995, the Board approved and adopted the Calmar Inc. 1995 Employee Stock Option Plan (the New Plan). The New Plan is a successor to the Calmar Inc. 1988 Employee Stock Option Plan (the Old Plan) and has been established to replace the Old Plan and grant additional options to officers, outside directors, key employees and consultants of the Company. Under the New Plan, the employees owning options under the Old Plan will be allowed to exchange their old options for new options. The new option will cover the same number of shares and be exercisable at the same option price as the old option. The employees will be vested in the new option to the same extent as they are vested in the old option. The expiration dates on the new options will extend for two years beyond the expiration date of the old options.

   The New Plan authorizes granting of up to 910,000 options to purchase shares of common stock. The options under the New Plan will be designated as either Incentive Stock Options or Nonqualified Stock Options. The options will expire no more than ten years from the date of grant. The exercise price of the Incentive Stock Options shall be no less than the fair market value at the date of the grant. The exercise price of the Nonqualified Stock Options shall be not less than 85% of the fair market value on the date of the grant. Vesting of all options may be based on the Company's attaining of performance criteria as specified at the time of the granting and on the passage of time. As of December 31, 1996 no options had been granted under the Plan.

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(10)  EMPLOYEE BENEFITS

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      At December 31, 1996 and 1995, the actuarial and recorded liabilities for post-retirement benefits other than pensions for eligible domestic employees, none of which have been funded, were as follows (dollars in thousands):

                                                1996         1995
                                           ---------    ---------
Accumulated postretirement benefit
 obligation:
 Retirees                                 $    3,744    $   3,428
 Active employees fully eligible                 977        1,414
 Other active employees                        1,742        2,061
                                           ---------     --------

    Total                                      6,463        6,903

Plan assets at fair value                         --           --
                                           ---------     --------

Excess of accumulated postretirement
 benefit obligation over plan assets           6,463        6,903

Unrecognized net gain (loss)                   3,841        3,231
Unrecognized prior service cost                 (636)        (720)
                                            --------     --------

    Accrued postretirement benefit cost   $    9,668    $   9,414
                                           =========     ========

   The components of periodic expense for these postretirement benefits for 1996, 1995 and 1994 were as follows (dollars in thousands):

                                               1996        1995        1994
                                            -------     -------     -------

Service cost                               $    164    $    177    $    167
Interest cost                                   416         499         450
Net amortization                               (165)       (167)        (79)
                                            -------     -------     -------

   Net periodic postretirement benefit
    cost                                   $    415    $    509    $    538

                                            =======     =======     =======

   The weighted-average discount rates used in determining the accumulated postretirement benefit obligation and net periodic postretirement benefit cost were 7.75% and 7.25% in 1996, 7.25% and 9% in 1995, and 9% and 7.3% in
   1994, respectively.

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The healthcare cost trend rates for both the indemnity and HMO Plans for 1994 through 2007 and thereafter are as follows:

                             1996         1995         1994
                          ---------     ---------   ---------

Indemnity plan               10%          10%          12%
HMO plan                      7%           7%           8%
Ultimate indemnity plan       5%           5%           6%
Ultimate HMO plan             4%           4%           4%

   The healthcare trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $682,000 and the net periodic postretirement benefit cost for 1996 by $71,000.

   PENSION PLANS

   The Company has domestic and foreign noncontributory defined benefit plans covering substantially all employees except certain domestic hourly factory employees who are covered by union retirement plans and all employees at the Company's subsidiary in Spain. Employees with more than one year of service are eligible to participate in the plans. The benefits payable under the plans are generally determined on the basis of the employee's length of service and earnings.

   The Company's funding policy for the U.S. plan is to contribute annually the minimum recommended contribution, while no funding is made for the foreign plan. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995 for the U.S. and foreign plans (dollars in thousands):

                       DECEMBER 31, 1996                                                         U.S. PLAN         FOREIGN PLAN
--------------------------------------------------------------------------------                --------------     -------------
Actuarial present value of benefit obligations:

 Vested benefit obligation                                                                     $      13,785       $       2,783
                                                                                                ==============      ============
 Accumulated benefit obligation                                                                $      14,801       $       3,881
                                                                                                ==============      ============

Projected benefit obligation for service rendered to date                                      $      18,062               4,917

Plan assets at fair value on December 31, 1996                                                        15,897       $          --
                                                                                                --------------      ------------

Projected benefit obligation in excess of plan assets                                                  2,165       $       4,917

Unrecognized net gain (loss) from past experience different from that assumed and
 effects of changes in assumptions                                                                       204               1,177

Prior service cost not yet recognized in net periodic
 pension cost                                                                                            (83)                 --
                                                                                                -------------       ------------

Accrued pension cost                                                                           $       2,286       $      6,094
                                                                                                =============       ============

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                     DECEMBER 31, 1995                                                           U.S. PLAN        FOREIGN PLAN
---------------------------------------------------------------------------------            -------------     ---------------
Actuarial present value of benefit obligations:
 Vested benefit obligation                                                                $         13,572    $          2,366
                                                                                             =============     ===============
 Accumulated benefit obligation                                                           $         14,679    $          3,744
                                                                                             =============     ===============

Projected benefit obligation for service rendered to date                                 $         18,268    $          4,956

Plan assets at fair value on December 31, 1995                                                      13,540                  --
                                                                                             -------------     ---------------

Projected benefit obligation in excess of plan assets                                                4,728               4,956

Unrecognized net gain (loss) from past experience different
from that assumed and  effects of changes in assumptions                                            (2,614)              1,131

Prior service cost not yet recognized in net periodic
pension cost                                                                                          (125)                 --
                                                                                             -------------     ---------------
Accrued pension cost                                                                      $          1,989    $          6,087
                                                                                             =============     ===============

  Plan assets consist of equity securities, U.S. Government obligations and cash equivalents.

  Net periodic pension costs for 1996, 1995 and 1994 consist of the following (dollars in thousands):


                                                          U.S. PLAN                                 FOREIGN PLAN
                                            ------------------------------------     -----------------------------------------
                                                 1996          1995         1994         1996            1995            1994
                                            ----------      ---------     -------      --------         -------         -------
Service cost                               $      879    $      611    $     769    $     249         $   251          $  214
Interest cost                                   1,305         1,146        1,081          316             332             315
Actual return on assets                        (2,137)       (3,202)         207           --              --              --
Net amortization and deferral                   1,192         2,268         (993)         (53)            (48)            (27)
                                            ---------     ---------     --------     --------          -------           -----

Net periodic pension cost                  $    1,239    $      823    $   1,064    $     512         $   535          $  502
                                            =========     =========     ========     ========          =======          ======

   The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the U.S. plan were 7.75% and 5% in 1996, 7.25% and 5% in 1995 and 9% and 5% in 1994. The average expected long-term rate of return on assets was 9% in 1996 and 8.5% in 1995 and 1994, respectively.

   The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the foreign plan were 7.0% and 4.0%, in 1996, 7.5% and 4.5%, in 1995 and 8% and 5.5%, in 1994.

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   MULTIEMPLOYER PENSION PLAN

   Certain of the Company's domestic hourly employees are covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions into multiemployer pension plans are based upon collectively-bargained agreements and were $486,000, $479,000 and $436,000 in 1996, 1995 and 1994, respectively.

   SAVINGS PLAN (401(K) PLAN)

   In general, all domestic employees other than those covered under union agreements are eligible to participate in a defined contribution plan sponsored by the Company, which is qualified under section 401(k) of the Internal Revenue Code. The Company contributes to the plan an amount equal to a portion of each participant's contribution. Expense for the Company's 401(k) Plan was $627,000, $624,000 and $600,000 in 1996, 1995 and 1994,
   respectively.

   INCENTIVE PLANS

   The Company has incentive plans covering certain domestic personnel of the Company. Incentive bonuses of $1,250,000, $971,000 and $1,380,000 were provided for under these plans in 1996, 1995 and 1994, respectively.

   EMPLOYMENT CONTRACTS

   Certain executive officers are employed under employment contracts containing customary employment terms and providing for base annual salaries and for annual incentive bonuses as the Board of Directors may, in its discretion, determine pursuant to its incentive plan in accordance with past practices or otherwise. Upon termination, they are entitled to certain severance benefits, unless termination is for cause, at which point the Company will have no further obligation. These benefits have not been accrued since it is not probable the liability will be incurred.

(11)  INCOME TAXES

   The components of the loss before income tax provision (benefit) and extraordinary item are as follows (dollars in thousands):

                                                     YEAR ENDED DECEMBER 31
                                            -------------------------------------
                                                1996          1995          1994
                                            ---------     ---------     ---------

Domestic loss                              $   (4,455)   $   (8,467)   $   (9,533)
Foreign earnings                                  843         3,118         1,359
                                            ---------     ---------     ---------

Loss before income tax provision
 (benefit) and extraordinary item          $   (3,612)   $   (5,349)   $   (8,174)

                                            =========     =========     =========

                                  CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   There was no tax benefit recorded in connection with the extraordinary items.

   The income tax provision (benefit) associated with the loss before extraordinary item is comprised of the following (dollars in thousands):

                                 YEAR ENDED DECEMBER 31
                         -----------------------------------
                             1996          1995         1994
                         ---------     --------     --------
Current:
 Domestic               $       22    $     (79)   $     181
 Foreign                       815        2,093        1,125
Deferred-foreign            (1,051)        (931)        (390)
                         ---------     --------     --------

    Total               $     (214)   $   1,083    $     916
                         =========     ========     ========

   Provision has not been made, with certain exceptions, for U.S. or additional foreign taxes on approximately $13,500,000 of undistributed earnings of foreign subsidiaries, as those earnings are intended to be indefinitely reinvested. If, not withstanding management's intent in this regard, such undistributed earnings become taxable in the U.S. by repatriation or other means, net operating loss carryforwards and foreign tax credits would be available to mitigate substantially all of the U.S. tax liability attributable to such earnings.

   The income tax provision (benefit) related to the loss before extraordinary item differs from the amounts computed by applying the United States statutory income tax rate as follows (dollars in thousands):

                                                     YEAR ENDED DECEMBER 31
                                            -------------------------------------
                                                1996          1995          1994
                                            ---------     ---------     ---------

Income tax benefit at statutory tax rate   $   (1,264)   $   (1,872)   $   (2,861)
Extraordinary item                               (216)       (3,293)           --
Effect of foreign operations                     (301)          (23)        1,030
Effect of domestic net operating loss            (688)        5,931         1,433
Amortization of goodwill                        1,005         1,005         1,005
Accrued bonuses                                   438            --            --
Other                                             812          (665)          309
                                            ---------     ---------     ---------

Income tax provision (benefit)             $     (214)   $    1,083    $      916
                                            =========     =========     =========

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, 1995 and 1994 are presented below (dollars in thousands):

                                                 1996           1995           1994
                                            ----------     ----------     ----------
Deferred tax assets:

 Self insurance reserves                   $       469    $       679    $       886
 Inventories, principally due to
  additional costs for tax purposes                293            236            490

 Deferred bonus payments                           520             --             --
 Accrued vacation                                1,038          1,064          1,001
 Accrued postretirement benefit
  obligation                                     4,067          3,865          3,675
 Accrued pension                                 1,415          1,023            952
 Net operating loss carryforward                18,826         19,030         11,192
 Other                                           1,378          1,402            976
                                            ----------     ----------     ----------

    Total gross deferred tax assets             28,006         27,299         19,172

 Less valuation allowance                      (19,079)       (18,011)       (10,640)
                                            ----------     ----------     ----------

    Net deferred tax assets                      8,927          9,288          8,532
                                            ----------     ----------     ----------

Deferred tax liabilities:
 Plant and equipment, principally due
  to differences in depreciation               (10,212)       (10,933)        (9,837)

 Intangibles, principally due to
  differences in amortization                     (639)          (798)          (973)

 Difference in basis of noncurrent
  assets related to Monturas acquisition        (7,086)        (8,135)        (9,390)

 Other                                          (3,370)        (2,852)        (2,693)
                                            ----------     ----------     ----------

    Total gross deferred tax liabilities       (21,307)       (22,718)       (22,893)
                                            ----------     ----------     ----------

    Net deferred tax liabilities           $   (12,380)   $   (13,430)   $   (14,361)
                                            ==========     ==========     ==========

   The increase in the valuation allowance in 1996, 1995 and 1994 was $1,068,000, $7,371,000 and $5,651,000 respectively.

   As of December 31, 1996, the Company had Federal net operating loss carryforwards for tax purposes of approximately $45,600,000, which, if not utilized, will expire in 2003 through 2010.

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


     The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which would result in additional federal taxes of up to $5.5 million, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $45,600,000 to $36,500,000. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS.

     At December 31, 1996, the Company has recorded a significant valuation allowance against its net deferred tax assets, which includes net operating loss carryovers. No additional amounts have been accrued for any alleged deficiency resulting from the proposed adjustments as the Company does not presently believe that any payment amount is probable.

(12) SEGMENT AND FOREIGN OPERATIONS

     The Company operates in one industry segment: the design, manufacture and sale of plastic pump sprayers, dispensers, valves and closures as well as various custom-molded products.

     The foreign subsidiaries operate in two geographical areas: Western Europe and Canada. Information relating to the Company's foreign and domestic operations are as follows (dollars in thousands):

                                          YEAR ENDED DECEMBER 31
                               ----------------------------------------
                                    1996           1995           1994
                               ----------     ----------     ----------
Sales:

 United States                $   144,094    $   143,428    $   138,377
 Western Europe                    81,122         85,991         68,632
 Canada                             6,045          6,489          6,061
 Eliminations                     (11,824)       (11,443)        (9,726)
                               ----------     ----------     ----------

                              $   219,437    $   224,465    $   203,344
                               ==========     ==========     ==========

                                         YEAR ENDED DECEMBER 31
                               ----------------------------------------
                                     1996           1995           1994
                               ----------     ----------     ----------

Operating income (loss):
 United States                $    18,918    $    17,669    $    17,453
 Western Europe                      (120)         2,149            730
 Canada                               426            471            282
 Eliminations                         129            173            178
                               ----------     ----------     ----------

                              $    19,353    $    20,462    $    18,643
                               ==========     ==========     ==========

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                                               DECEMBER 31
                               ----------------------------------------
                                     1996           1995           1994
                               ----------     ----------     ----------
Identifiable assets:
 United States                $   176,431    $   181,014    $   177,929
 Western Europe                   104,551        106,977        103,319
 Canada                             2,415          2,474          1,910
 Eliminations                        (659)          (680)          (753)
                               ----------     ----------     ----------

                              $   282,738    $   289,785    $   282,405
                               ==========     ==========     ==========


      Export sales from the United States aggregated $21,668,000, $20,887,000 and $19,024,000 in 1996, 1995 and 1994, respectively.

(13)  RELATED PARTY TRANSACTIONS

      The Company has made loans to certain executive officers which are evidenced by promissory notes and secured by deeds of trust. The loans have maturities up to 30 years. As of December 31, 1996 and 1995, outstanding principal amounts of $619,000 and $654,000, respectively, are included in other assets in the accompanying consolidated balance sheets. Included in the above amounts are loans in the amount of $339,000 and $361,000 at December 31, 1996 and 1995, respectively, which carry interest at a rate of 0.25% per annum and are payable in the year 2006. The remaining note does not bear interest unless the officer is terminated for other than reasonable cause, at which time the note will bear interest at the rate of 10% per annum. Upon termination for cause, the entire amount of the loan may become due and payable. The terms of the loan may be more favorable than terms which would be obtained from an unrelated third party.

      The Company holds promissory notes from certain executive officers for the purchase of common stock. These notes aggregated $554,000 and $539,000 at December 31, 1996 and 1995, respectively, and mature in 1997. Interest on these stock subscription notes accrue at defined interest rates which approximated 8.25% at December 31, 1996 and 1995.

      As of December 31, 1996, a certain executive officer had deferred $674,000 of compensation. The Company is paying interest on this deferred amount.

(14)  COMMITMENTS AND CONTINGENCIES

      ROYALTIES

      Under the terms of various exclusive and nonexclusive licensing agreements, the Company is obligated to pay royalties based on percentages of the net sales (as defined) of products subject to such agreements. The agreements, which generally extend for the life of the respective patents, are cancelable by the Company at any time. The licensor has the right to cancel the agreements under certain conditions, primarily default on royalty payments. Royalty expense related to the agreements was $137,000, $160,000 and $227,000 in 1996, 1995 and 1994, respectively.

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

LEASES

The Company leases certain warehouse and office facilities and equipment under noncancelable operating leases. The aggregate minimum future lease commitments under operating leases with noncancelable terms of one year or more are as follows (dollars in thousands):

                  Year ending December 31:

                         1997               $  829
                         1998                  767
                         1999                  682
                         2000                  527
                         2001                  430
                         Thereafter          3,991
                                            ------
                                            $7,226
                                            ======

   A European subsidiary has entered into a sale-leaseback agreement for the construction of an adjacent manufacturing facility which upon completion is expected to result in an operating lease commitment totaling $4,900,000 extended over a term of 14 years.

   Rental expense was $1,103,000, $992,000 and $662,000 in 1996, 1995 and 1994,
   respectively.

   ENVIRONMENTAL

   Management believes the Company is in substantial compliance with national, state, and local laws and regulations governing the use, discharge and disposal of hazardous materials, except as outlined below. In June 1987, the California Regional Water Quality Control Board (Water Control Board) required the company to conduct an investigation of possible soil and groundwater contamination of the Company's City of Industry facility. This investigation indicated that soils and groundwater under the site had been impacted by industrial cleaning solvents. Since 1987, the Company has continued to investigate and monitor the site. The investigations performed to date indicate that some of the contamination on the site may result from off-site sources unrelated to the Company. It is anticipated that the Company will be required to perform additional investigations or remedial activities at the site. The Company submitted a plan to the Water Control Board in August 1995 detailing additional investigations to be made at the site regarding the extent of soil contamination and in October 1995, the Water Control Board approved such plan. In February 1997, the Company submitted a new plan to the Water Control Board regarding additional investigations to be made at the site. At this time, the Company is awaiting response from the Water Control Board.

   In June 1993, the EPA sent 64 companies and individuals, including the Company, letters notifying the recipients that they were considered potentially liable for groundwater contamination in the Puente Valley Operable Unit of the San Gabriel Superfund Site. The Company's City of Industry facility is located in the Puente Valley Operable Unit. In response to the EPA's request, the Company and a majority of the recipients of the notice formed a steering committee known as the Puente Valley Steering Committee (PVSC). In September 1993, 47 companies (including Calmar) and individuals in the Puente Valley, entered into a Administrative Order on Consent (AOC) whereby such companies and individuals, including the Company, agreed to conduct a remedial investigation/feasibility study under the oversight of the EPA. As of December 31, 1996, the

                                 CALMAR INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   final reports regarding such remedial investigation/feasibility study had been delivered to the EPA and the PVSC is awaiting final acceptance. Final acceptance by the EPA would discharge the obligation of the settling parties under the AOC. The total costs related to conducting this study are estimated to be approximately $5,000,000 of which $4,800,000 has been paid to date. The Company's share is expected to be approximately $150,000 for which has been provided in the accompanying consolidated financial statements. The Company believes that it will have some insurance coverage in this matter. The EPA deferred its claim against all potentially responsible parties for $1,200,000 previously incurred by the EPA at the Puente Valley site. No assurances can be given that the Company will not be required to pay a portion of EPA's past costs or to perform additional investigation or remedial activity relating to the San Gabriel Superfund Site. The EPA has not yet selected remedies for the site but the possibilities identified range from no action to active groundwater pump and treat systems. The costs of such remedies and the Company's portion of such costs are not known at this time.

   The Company may be required to incur other costs and expenses from time to time in order to generally comply with environmental laws and regulations; however, the Company does not anticipate that such costs and expenses will have a material adverse effect on the Company's results of operations. No assurances can be given however, that the historical, current or future uses and conditions of the Company's facilities or operations will not result in the imposition of liability under environmental laws.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, State of California, on March 28, 1997.

                                       Calmar Inc.



                                       By:  /s/  Richard J. Hartl
                                            ------------------------------------
                                            Richard J. Hartl
                                            President, Chief Executive Officer
                                            and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE

/s/ Richard J. Hartl              President, Chief Executive       March 28, 1997
-----------------------------     Officer,
Richard J. Hartl                  Chairman of the Board and
                                  Director
                                  (Principal Executive Officer)

/s/ C. Richard Huebner            Executive Vice President,        March 28, 1997
-----------------------------     Chief Financial Officer,
C. Richard Huebner                Secretary and Director
                                  (Principal Financial and
                                  Accounting Officer)

                                  Managing Director and Vice       March 28, 1997
/s/ Christopher M. Harrison       President,
-----------------------------     European Operations and
Christopher M. Harrison           Director

/s/ Gunnar Backman                Director                         March __, 1997
-----------------------------
Gunnar Backman

/s/ Matt L. Figel                 Director                         March 28, 1997
-----------------------------
Matt L. Figel

/s/ Donald E. Knox                Director                         March 28, 1997
-----------------------------
Donald E. Knox

/s/ Harry T.J. Roberts            Director                         March 28, 1997
-----------------------------
Harry T.J. Roberts

/s/ John M. Roth                  Director                         March 28, 1997
-----------------------------
John M. Roth

/s/ Ronald P. Spogli              Director                         March __, 1997
-----------------------------
Ronald P. Spogli

/s/ William M. Wardlaw            Director                         March 28, 1997
-----------------------------
William M. Wardlaw

                          CALMAR INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts
                  Years ended December 31, 1994, 1995 and 1996
                             (dollars in thousands)



                                                                                   Additions
                                                               Balance      Charges to    Charges to                     Balance
                                                             at Beginning   Costs and      Other        Deductions/       at End
Description                                                  of the Period   Expenses     Accounts     Write-offs (1) of the Period
-----------                                                  -------------   --------     --------     -------------- -------------
December 31, 1994:
  Allowance for doubtful accounts                              $   830        $   654             --         ($  179)        $ 1,305

  Reserve for obsolete inventories                                 858            905             --            (376)          1,387

  Self- insurance reserves (2)                                   1,796          3,957        $   178          (3,776)          2,155

  Environmental reserve                                            200            363             --             (63)            500

  Defective product liability                                       44            111             --             (82)             73
                                                               -------        -------        -------         -------         -------

Total                                                          $ 3,728        $ 5,990        $   178         ($4,476)        $ 5,420
                                                               =======        =======        =======         =======         =======

December 31, 1995:
  Allowance for doubtful accounts                              $ 1,305        $   209             --         ($  113)        $ 1,401

  Reserve for obsolete inventories                               1,387            381        $    70            (755)          1,083

  Self- insurance reserves (2)                                   2,155          4,558             36          (5,087)          1,662

  Environmental reserve                                            500              -             --            (103)            397

  Defective product liability (3)                                   73            137            474            (356)            328
                                                               -------        -------        -------         -------         -------

Total                                                          $ 5,420        $ 5,285        $   580         ($6,414)        $ 4,871
                                                               =======        =======        =======         =======         =======

December 31, 1996:
  Allowance for doubtful accounts                              $ 1,401        $   501        $    13         ($  352)        $ 1,563

  Reserve for obsolete inventories (4)                           1,083            320           (270)           (706)            427

  Self- insurance reserves                                       1,662          4,031             --          (4,569)          1,124

  Environmental reserve                                            397            159             --            (156)            400

  Defective product liability (4)                                  328            130            232            (149)            541
                                                               -------        -------        -------         -------         -------

Total                                                          $ 4,871        $ 5,141        ($   25)        ($5,932)        $ 4,055
                                                               =======        =======        =======         =======         =======


--------------------------------------------------------------------------

(1) Deductions/ Write-offs include the effects of foreign currency translation totalling $97,000, $116,000 and ($20,000) in 1994, 1995 and
         1996, respectively.

(2) Charges to other accounts includes excess liability insurance refunds on certain workman's compensation claims totalling $178,000 and $36,000 in 1994 and 1995, respectively.

(3) Charges to other accounts represents a reclassification of Calmar-Albert GmbH reserves to defective product liability in 1995.

(4) Charges to other accounts primarily represents a reclassification of domestic reserves for obsolete inventories to domestic defective product liability in 1996.

                                 EXHIBIT INDEX

                                                                                                   Sequentially
Exhibit                                                                                              Numbered
Number                                      Description                                               Page
-------                                     -----------                                            -------------
  3.1   ++               Certificate of Incorporation of Calmar Inc., as amended to date (with Certificate of Correction attached thereto).
  3.2   ***              Bylaws of Calmar Inc., as amended to date.
  4.1   ++               Indenture dated as of August 18, 1995 between Calmar Inc.
                         and United States Trust Company of New York, as Trustee,
                         with respect to the 11 1/2% Senior Subordinated Notes
                         due 2005.
  4.2   ++               Purchase Agreement, dated August 3, 1995, by and among
                         Calmar Inc., Goldman, Sachs & Co. and Merrill Lynch & Co.
  4.3   ++               Registration Rights Agreement, dated as of August 18, 1995, by and among Calmar Inc., Goldman, Sachs & Co. and Merrill
                         Lynch & Co.
  4.4   ++               Credit Agreement dated as of August 18, 1995 between
                         Calmar Inc. and Pearl Street L.P., Bankers Trust Company and the
                         financial institutions listed therein (collectively,
                         including Pearl Street L.P. and Bankers Trust Company, "Lenders"),
                         Goldman, Sachs & Co., as syndication agent, Bankers Trust
                         Company, as administrative agent for Lenders, and Mellon Bank, N.A., as documentation agent and collateral agent for Lenders.
  4.5   +++              Security Agreement, dated as of September 18, 1995, by and between
                         Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
  4.6   +++              Pledge Agreement, dated as of September 18, 1995, by and between
                         Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
  4.7   +++              Trademark Collateral Security Agreement, dated as of September 18,
                         1995, by and between Calmar Inc. and Mellon Bank, N.A., as Collateral
                         Agent.
  4.8   +++              Patent Collateral and Security Agreement, dated as of September 18,
                         1995, by and between Calmar Inc. and Mellon Bank, N.A., as Collateral
                         Agent.
  4.9   +++              Collateral Account Agreement, dated as of September 18, 1995, by and between Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
  4.10  ++               Deed of Trust, Assignment of Rents, Security Agreement and Fixture
                         Filing (California), dated August 16, 1995, executed by Calmar
                         Inc., as Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as Beneficiary, covering property located at 333 South Turnbull Canyon
                         Road, City of Industry, California 91749.
  4.11  ++               Deed of Trust, Assignment of Rents, Security Agreement and Fixture
                         Filing (Missouri), dated August 16, 1995, executed by Calmar Inc., as
                         Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as
                         Beneficiary, covering property located at 1001 S.E. 291 Highway, Lee's
                         Summit, Missouri 64081.
  4.12  ++               Deed of Trust, Assignment of Rents, Security Agreement and Fixture
                         Filing (Missouri), dated August 16, 1995, executed by Calmar Inc., as
                         Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as
                         Beneficiary, covering property located at 1204 Southwest Jefferson
                         Road, Lee's Summit, Missouri 64081.
  4.13  ++               Mortgage, Assignment of Rents, Security Agreement and Fixture Filing
                         (Ohio), dated August 16, 1995, executed by Calmar Inc., as Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as Beneficiary,
                         covering properties located at 2550 Kenskill Avenue, Washington Court
                         House, Ohio 43160, and 238 South Main Street, Washington Court House,
                         Ohio 43160.
 10.1   ++++             Calmar Inc. Salaried Retirement Plan dated as of June 22, 1983, as amended.
 10.2   ++++             Calmar Inc. Incentive Plan dated December 1983, as amended.
 10.3   *                Stock Subscription Agreement dated as of December 8, 1988 among CSS
                         Holding Corporation, FS Equity Partners II, L.P. (formerly RFS
                         Equity Partners II, L.P.) (hereinafter, "FSEP II") and C. Richard
                         Huebner, with form of note and pledge agreement attached thereto as
                         Exhibits A and B, respectively.
 10.4   *                Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding
                         Corporation for cash.

                                                                                                   Sequentially
Exhibit                                                                                              Numbered
Number                                      Description                                               Page
-------                                     -----------                                            -------------
 10.5   *                Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for promissory notes, with form of note attached thereto as Exhibit A.
 10.6   *                Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding
                         Corporation for cash and promissory notes, with form of note attached thereto as Exhibit A.
 10.7   *                Stock Subscription Agreement dated as of December 8, 1988 by and among CSS Holding Corporation, FSEP II (formerly RFS Equity Partners
                         II, L.P.) and Donald E. Knox.
 10.8   ***              CSS Holding Corporation 1988 Employee Stock Option Plan dated December
                         1, 1988, as amended.
 10.9   *                Form of Nonqualified Stock Option Agreement by and between CSS Holding
                         Corporation and certain members of management.
 10.10  *                Form of Nonqualified Stock Option Agreement dated as of December 8, 1988 between CSS Holding Corporation and C. Richard Huebner.
 10.11  *                Form of Nonqualified Stock Option Agreement by and between CSS Holding
                         Corporation and Donald E. Knox.
 10.12  *                Registration Rights Agreement dated December 9, 1988 by and among CSS
                         Holding Corporation, Beijer Industries AB and FSEP II.
 10.13  *                Stockholders' Agreement dated December 9, 1988 among FSEP II (formerly
                         RFS Equity Partners II, L.P.), Beijer Industries AB, Calmar Inc., CSS
                         Holding Corporation and Calmar Spraying Systems, Inc.
 10.14  *                Registration Rights Agreement dated as of December 8, 1988 by and among
                         CSS Holding Corporation and the investors who are signatories thereto.
 10.15  *                Purchase and Warrant Agreement dated as of December 8, 1988 by and among CSS Holding Corporation and the investors who are signatories thereto.
 10.16  *                Promissory Note secured by Deed of Trust dated August 5, 1988 of C.
                         Richard Huebner and Debra A. Huebner in favor of Calmar Inc., its successors and assigns.
 10.17  *                Employment Agreement dated January 13, 1988 between Calmar Inc. and C.
                         Richard Huebner.
 10.18  ++++             Calmar Inc. 401(k) Plan dated as of January 1, 1989, as amended.
 10.19  ***              Shareholders Agreement dated July 26, 1990 between Antonio Puig,
                         S.A. and Others, J.M. Puig Planas and Others and Monturas S.A., on the
                         one hand, and Calmar Spraying Systems, Inc., on the other hand.
 10.20  ***              License Agreement dated as of July 27, 1990 between Monturas S.A. and
                         Calmar Inc.
 10.21  ***              Distributorship Agreement dated as of July 27, 1990 between Monturas
                         S.A. and Calmar Inc.
 10.22  ***              Agency Agreement dated as of July 27, 1990 between Monturas S.A. and
                         Calmar Inc.
 10.23  ***              Sale and Purchase Agreement dated as of July 30, 1990 among Aerosol
                         Research (Participations) S.A., Calmar Spraying Systems, Inc. and Cope
                         Allman Packaging PLC.
 10.24  ***              Subscription Agreement dated as of September 28, 1990 among CSS Holding
                         Corporation, FSEP II and Beijer Industries AB.
 10.25  ++               Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and C. Richard Huebner.
 10.26  ++               Form of Securities Subscription Agreement dated as of September 28,
                         1990 by and between CSS Holding Corporation and certain members of management.
 10.27  ++               Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and Donald E. Knox.

                                                                                                   Sequentially
Exhibit                                                                                              Numbered
Number                                      Description                                               Page
-------                                     -----------                                            -------------
 10.28  ***              Warrant to purchase 722,627 shares of common stock dated as of
                         October 5, 1990 issued to FSEP II.
 10.29  ***              Subscription Agreement dated as of October 4, 1990 by and among CSS
                         Holding Corporation, FSEP II and Chesterfield Investments.
 10.30  ***              Warrant to purchase 66,667 shares of common stock dated as of October
                         5, 1990 issued to Atwell & Co.
 10.31  ***              Form of Warrant dated as of October 5, 1990 issued to certain members of management.
 10.32  ***              Stock Subscription Agreement dated as of September 3, 1991 between CSS
                         Holding Corporation and Richard J. Hartl, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.
 10.33  ***              Nonqualified Stock Option Agreement dated as of September 3, 1991 between CSS Holding Corporation and Richard J. Hartl.
 10.34  ++               Calmar Inc. Supplemental Executive Retirement Plan dated as of
                         September 3, 1991.
 10.35  ***              Subscription Agreement dated as of October 31, 1991 among CSS Holding
                         Corporation, FSEP II and Beijer Industries AB.
 10.36  ***              Warrant to purchase 2,000,000 shares of common stock dated as of
                         October 31, 1991 issued to FSEP II.
 10.37  ***              Subscription Agreement dated as of November 1, 1991 among Calmar
                         Spraying Systems, Inc. (formerly CSS Holding Corporation), FSEP II and Beijer Industries AB.
 10.38  ++               Form of Securities Subscription Agreement dated as of October 31, 1991 by and between CSS Holding Corporation and certain members of management.
 10.39  ***              Form of Warrant dated as of October 31, 1991 issued to certain members of management.
 10.40  ++               Amendment Agreement dated as of February 15, 1992 among FSEP II, Beijer
                         Industries AB, Kongsbo Industrier AB and Calmar Inc.
 10.41  +                Subscription Agreement dated as of May 7, 1992 among Calmar Inc.,
                         Calspray Investors, L.P., FSEP II and Kongsbo Industrier AB.
 10.42  +                Warrant to purchase 25,000 shares of common stock dated as of May 7,
                         1992 issued to Jefco.
 10.43  ++               Promissory Note secured by Deed of Trust dated September 10, 1992 of
                         Jacques J. Barriac and Jessica M. Barriac in favor of Calmar Inc., its successors and assigns.
 10.44  ++               Calmar Inc. Deferred Compensation Plan 1993 Restatement effective as of
                         January 1, 1993.
 10.45  ++               Form of Stock Subscription Agreement dated as of April 1, 1993 by and between Calmar, Inc. and certain members of management who purchased shares of common stock of Calmar Inc. for cash.
 10.46  ++               Stock Subscription Agreement dated as of April 1, 1993 by and between
                         Calmar Inc. and Jacques Barriac, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.
 10.47  ++               Warrant to purchase 500,000 shares of common stock dated as of
                         September 10, 1993 issued to FSEP II.
 10.48  ++               Warrant to purchase 500,000 shares of common stock dated as of
                         October 11, 1993 issued to FSEP II.
 10.49  ++               Form of Change in Control Benefit Agreement dated as of September 1,
                         1994 between Calmar Inc. and certain members of management.
 10.50  ++               Employment Agreement dated as of September 1, 1994 by and between
                         Calmar Inc. and Richard J. Hartl.
 10.51  ++               Calmar Inc. Deferred Compensation Arrangement effective as of January 1,
                         1995 between Calmar Inc. and Richard J. Hartl.
 10.52  ++               Calmar Inc. Executive Incentive Compensation Plan dated January, 1993.

                                                                                                   Sequentially
Exhibit                                                                                              Numbered
Number                                      Description                                               Page
-------                                     -----------                                            -------------
 10.53  ++              Warrant to purchase 1,400,000 shares of common stock dated as of May
                        25, 1995 issued to AB Handel och Industri.
 10.54  ++              Warrant to purchase 505,840 shares of common stock dated as of May 25,
                        1995 issued to AB Handel och Industri.
 10.55  ##              Waiver and Agreement dated as of January 15, 1993 among Calmar Inc.,
                        FSEP II, Kongsbo Industrier AB In Bankruptcy and Svenska Handelsbanken.
 10.56  ##              Waiver and Agreement dated as of October 27, 1993 among Calmar Inc.,
                        FSEP II, Kongsbo Industrier AB In Bankruptcy, Svenska Handelsbanken and
                        AB Handel och Industri.
 10.57  +++             Pension Arrangement dated September 1992, between Calmar Inc. and
        +++             Christopher M. Harrison.
 10.58  *               Amendment No. 1 to Senior Secured Credit Facility dated as of October
                        4, 1996.
 12.1   **              Computation of ratio of earnings to fixed charges.
 12.2   **              Computation of ratio of consolidated long-term debt to consolidated stockholders' deficiency.
 21.1   ++              Subsidiaries of Calmar Inc.
 27.1   **              Financial Data Schedule.

__________

* Filed as an exhibit to Registration Statement on Form S-1 (No. 33-26281) filed on December 23, 1988.
** Filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-26281) filed on February 14, 1989.
*** Filed as an exhibit to Registration Statement on Form S-4 (No. 33-47304) filed on April 21, 1992.

+ Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (No. 33-47304) filed on June 2, 1992.
++ Filed as an exhibit to Registration Statement on Form S-4 (No. 33-97056) filed on September 18, 1995.
+++ Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (No. 33-97056) filed on October 11, 1995.
## Filed as an exhibit to Amendment No. 3 to Registration Statement on Form S-4 (No. 33-97056) filed on November 30, 1995.
++++ Filed as an exhibit to Annual Report on Form 10-K (No. 0-12054) for the fiscal year ended December 31, 1992, filed on March 31, 1993.
++++++ Filed as an exhibit to Annual Report on Form 10-K (No. 33-97056) for the fiscal year ended December 31, 1995, filed on March 30, 1996.
* Filed as an exhibit to Quarterly Report on Form 10-Q (No. 33-97056) for the quarterly period ended September 28, 1996, filed on November 12, 1996.
**        Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders during the fiscal year ended December 31, 1996.