Form 10-Q
period 1997-04-05
CALMAR INC
filed 1997-05-13
CIK 719172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                          ___________________________
                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the Quarterly period Ended  April 5, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from              to
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

 3,092,031 shares of Common Stock, par value $.01 per share, as of May 9, 1997.

================================================================================
                                                              Page 1 of 13 Pages
                                               Exhibit Index Appears at Page: 13

                          CALMAR INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                          For The Three-Month Periods
                     Ended April 5, 1997 and March 30, 1996


                                                                                                                Pages
                                                                                                                -----
PART I  -  FINANCIAL INFORMATION:
--------------------------------

Item 1 -   Financial Statements
           --------------------

Condensed Consolidated Balance Sheets at
April 5, 1997 (Unaudited) and December 31, 1996...............................................................    3

Condensed Consolidated Statements of Operations
for the Three-Month Periods Ended
April 5, 1997 (Unaudited) and March 30, 1996 (Unaudited)......................................................    4
 .
Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended
April 5, 1997 (Unaudited) and March 30, 1996 (Unaudited)......................................................    5

Notes to Condensed Consolidated Financial Statements..........................................................    6-7

Item 2 -  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations.......................................................    8-10
          ---------------------------------------------


PART II  - OTHER INFORMATION:
----------------------------

Item 1  -  Legal Proceedings..................................................................................    11
           -----------------

Item 6  -  Exhibits and Reports on Form 8-K...................................................................    11
           --------------------------------

                        PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements
                                  --------------------
                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                                                    April 5,       December 31,
                                                                                                     1997             1996
                                                                                                  (Unaudited)
                                                                                                  -----------      -----------
                              Assets
                              ------
Current assets:
   Cash and cash equivalents                                                                        $  2,616        $   9,198
   Accounts receivable, less allowance for doubtful
      accounts of $1,523 in 1997 and $1,563 in 1996                                                   37,949           35,153
   Inventories                                                                                        20,297           20,679
   Income taxes receivable                                                                               498              444
   Prepaid expenses                                                                                    1,572            1,710
                                                                                                  -----------      -----------
                                     Total  current assets                                            62,932           67,184

Property and equipment, net                                                                          103,818          106,619
Cost in excess of net assets acquired, less accumulated
   amortization of  $26,395 in 1997 and $26,360 in 1996                                               92,810           93,649
Other intangible assets, less accumulated amortization of
   $13,156 in 1997 and $12,758 in 1996                                                                 5,868            6,275
Other assets, net                                                                                      8,956            9,011
                                                                                                  -----------      -----------
                                                                                                   $ 274,384        $ 282,738
                                                                                                  ===========      ===========
        Liabilities and Stockholders' Deficiency
        ----------------------------------------
Current Liabilities:
   Short-term borrowings                                                                           $   3,095        $   2,640
   Current installments of long-term debt                                                              5,551            5,857
   Accounts payable                                                                                   16,119           18,941
   Accrued liabilities                                                                                15,722           19,246
                                                                                                  -----------      -----------
                                     Total  current liabilities                                       40,487           46,684

Long-term debt                                                                                       234,069          232,867
Deferred income taxes                                                                                 11,867           12,380
Other liabilities                                                                                     20,053           20,205
                                                                                                  -----------      -----------
                                     Total liabilities                                               306,476          312,136
                                                                                                  -----------      -----------
 Stockholders' deficiency:
  Preferred stock, par value $.01 per share; liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares; issued and
         outstanding 442,500 shares                                                                        4                4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares; issued and
         outstanding 1,000,000 shares                                                                     10               10
Common stock, par value $.01 per share.   Authorized
   8,500,000 shares;  issued and outstanding 3,092,031
   shares in 1997 and 3,097,031 in 1996.                                                                  31               31
Additional paid-in capital                                                                            77,936           77,986
Accumulated deficit                                                                                 (103,396)        (103,402)
Accumulated translation adjustment                                                                    (6,119)          (3,473)
Notes receivable from officers for purchase of common stock                                             (558)            (554)
                                                                                                  -----------      -----------
       Total stockholders' deficiency                                                               (32,092)          (29,398)
                                                                                                  -----------      -----------
                                                                                                   $ 274,384        $ 282,738
                                                                                                  ===========      ===========

See accompanying notes to condensed consolidated  financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                                                                                  THREE-MONTH
                                                                                                 PERIODS ENDED
                                                                                       --------------------------------
                                                                                         April 5,           March 30,
                                                                                          1997                1996
                                                                                       ------------       -------------
Net sales                                                                               $    59,938        $    55,338
Cost of sales                                                                                44,195             41,410
                                                                                       ------------       -------------
   Gross profit                                                                              15,743             13,928
Selling, general and administrative expenses                                                  9,817              9,156
                                                                                       ------------       -------------
   Operating income                                                                           5,926              4,772
Other income                                                                                    450                370
Interest expense                                                                             (6,274)            (6,228)
                                                                                       ------------        ------------
   Income (loss) before income tax provision                                                    102             (1,086)
Income tax provision                                                                             96                 22
                                                                                       ------------        ------------
Net income (loss)                                                                       $         6         $   (1,108)
                                                                                       ============        ============

   Net loss per share of common stock                                                   $    (1.39)         $    (1.56)
                                                                                       ============        ============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                            THREE-MONTH
                                                                                           PERIODS ENDED
                                                                                     --------------------------
                                                                                     April 5,         March 30,
                                                                                       1997             1996
                                                                                     --------         ---------
Cash flows from operating activities:
   Net income (loss)                                                                 $     6          $  (1,108)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                5,946              6,032
          Amortization of discount on notes payable                                       10                 32
          Additions to notes receivable from officers for purchase of common stock        (4)                (4)
          Gain on sale of property and equipment                                         (48)                (2)
          Deferred income tax benefit                                                   (299)              (297)
          Changes in assets and liabilities:
             Accounts receivable                                                      (4,257)            (1,707)
             Inventories                                                                (454)            (1,349)
             Income taxes receivable                                                     (94)              (105)
             Prepaid expenses                                                             34                258
             Accounts payable                                                         (2,999)               314
             Accrued liabilities                                                      (3,095)               396
             Other liabilities                                                           380                287
                                                                                    ---------          ---------
                Net cash provided by (used in) operating activities                   (4,874)             2,747
                                                                                    ---------          ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                (4,692)            (1,886)
   Proceeds from sales of equipment                                                       48                  5
   Increase in other assets                                                             (240)              (103)
                                                                                    ---------          ---------
                Net cash used in investing activities                                  (4,884)            (1,984)
                                                                                    ---------          ---------

Cash flows from financing activities:
   Proceeds (repayments) of short-term borrowings, net                                   704               (383)
   Increase (decrease) in cash overdraft                                               1,198             (1,188)
   Proceeds from issuance of long term debt                                            2,750                  -
   Principal payments on long-term debt                                               (1,293)            (1,588)
   Repurchase of common stock                                                            (50)                 -
                                                                                    ---------          ---------
                Net cash provided by (used in) financing activities                    3,309             (3,159)
                                                                                    ---------          ---------
 Effect of exchange rate changes on cash and cash
   equivalents                                                                          (133)              (148)
                                                                                    ---------          ---------
Net decrease in cash and cash equivalents                                             (6,582)            (2,544)
Cash and cash equivalents, beginning of period                                         9,198              9,037
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $   2,616           $  6,493
                                                                                   =========           =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Income taxes                                                          $    316           $    429
                                                                                    =========          =========
              Interest                                                              $  9,554           $  9,479
                                                                                    =========          =========

See accompanying notes to condensed consolidated financial statements.

                          CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                          For The Three-Month Periods
                    Ended April 5, 1997 and March 30,  1996



(1)  Condensed Consolidated Financial Statements
------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles, and should be read in conjunction with the Calmar Inc. and Subsidiaries (the "Company") Consolidated Financial Statements for the year ended December 31, 1996. However, the information furnished does reflect all adjustments (consisting only of a normal and recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented, but are not necessary indicative of the results of operations and cash flows for a full fiscal year.

(2)  Loss Per Share of Common Stock
-----------------------------------
     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):


                                                                        THREE-MONTH
                                                                       PERIODS ENDED
                                                               ----------------------------
                                                                 APRIL 5,        MARCH 30,
                                                                   1997            1996
                                                               -----------     -------------

Net income (loss)                                               $        6        $   (1,108)
Undeclared dividends on preferred stock                             (4,297)           (3,708)
                                                                ----------       -----------

Loss attributable to common stockholders                            (4,291)           (4,816)
                                                                ==========       ===========

Weighted average common shares outstanding                       3,095,198         3,097,031
                                                                ==========       ===========

   Net loss per share of common stock                           $    (1.39)       $    (1.56)
                                                                ==========       ===========

     Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive. Cumulative dividends aggregating $64.6 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through April 5, 1997.

  (3)  Inventories
 -----------------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):

                                         APRIL 5,   DEC. 31,
                                           1997       1996
                                         --------   --------
Raw materials                             $ 4,373    $ 4,713
Work in process                             9,675     10,063
Finished goods                              6,249      5,903
                                         --------   --------
                                          $20,297    $20,679
                                         ========   ========

  (4)  Income Taxes
 ------------------
     The Company's federal income tax returns for calender years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which could result in additional Federal taxes of up to $5,500,000, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $45,600,000 at December 31, 1996, to $36,500,000. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS. The Company is currently in the process of preparing a written protest regarding the proposed adjustments, which protest is expected to be filed with the IRS during the second quarter of 1997.

               Item 2 - Management's Discussion and Analysis of
                    ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                         CALMAR INC. AND SUBSIDIARIES
                          For The Three-Month Periods
                    Ended April 5, 1997 and March 30, 1996


General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1996 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:

                                                            THREE-MONTH
                                                           PERIODS ENDED
                                                       --------------------
                                                       APRIL 5,    MAR. 30,
                                                         1997        1996
                                                       ------      ------

Sprayers                                                 56.9%       59.0%
Dispensers                                               32.6        31.0
Other Products                                           10.5        10.0
                                                       ------      ------
        Net Sales                                       100.0%      100.0%
                                                       ======      ======

Gross Profit                                             26.3%       25.2%

Selling, General & Administrative Expenses               16.4        16.5
                                                       ------      ------

Operating Income                                          9.9%        8.7%
                                                       ======      ======


RESULTS OF OPERATIONS

Net sales for the three-month period ended April 5, 1997, were $59.9 million, an increase of $4.6 million or 8.3% above the comparable 1996 period. Net sales were unfavorably impacted by $2.4 million due to foreign exchange rate changes. Sprayer sales increased $1.6 million or 4.8% from the comparable period in 1996. The increase in trigger sprayer sales primarily reflects customer new product introductions and increased demand in North America, Latin America and Europe. Fine mist sprayer sales declined slightly, as lower order volume and lower prices in Europe more than offset strong growth in North America, principally resulting from new customers. Total dispenser sales increased $2.0 million or 11.2% from the comparable period in 1996, due primarily to strong demand for dispensers for liquid soap and body lotion applications. Other product sales increased significantly due to higher sales to licensees.

Gross profit for the three-month period ended April 5, 1997, increased $1.8 million or 13.0% from the comparable 1996 period. As a percentage of sales, gross profit increased from 25.2% to 26.3%. The increase in North American gross profit is due primarily to higher sales volume in most major product categories while gross profit in Europe remained relatively unchanged. The improved gross profit was realized despite increased price competition.

Selling, general and administrative ("SG&A") expenses were $9.8 million or 16.4% of net sales for the three-month period ended April 5, 1997, as compared to $9.2 million or 16.5% of sales for the comparable 1996 period. The increase in SG&A expenses for such period resulted primarily from increased research and development, compensation and travel expenses in North America while European SG&A expenses for such period remained relatively unchanged.

Operating income for the three-month period ended April 5, 1997, increased to $5.9 million or 9.9% of net sales, as compared to $4.8 million or 8.7% of net sales, from the comparable 1996 period. The increase is primarily the result of higher sales volume and the resulting increased gross profit offset by the increased SG&A expenses as discussed above.

Interest expense for the three-month period ended April 5, 1997, remained essentially unchanged relative to the comparable 1996 period. As no income tax benefit is recorded against the U.S. losses due to uncertainty of its ultimate realization, the income tax provisions for the three-month periods ended in 1997 and 1996 are primarily related to income from the Company's foreign operations.

Net income for the three-month period ended April 5, 1997, increased by $1.1 million from a net loss of $1.1 million for the comparable 1996 period. The increase in net income is due primarily to higher operating income as discussed above.

Liquidity and Capital Resources

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing and the revolving facility (the "Revolver") under the Company's new senior secured credit agreement (the "New Credit Facility"). The Company's primary source of cash continues to be its cash flow from operations. In addition the Revolver is available to support the Company's working capital requirements. The net cash used in operating activities increased by $7.6 million for the three-month period ended April 5, 1997, from the comparable 1996 period. The cash used in the changes in accounts receivable, accounts payable and accrued liabilities was partially offset by the change in cash provided by net income and inventories. Working capital, at April 5, 1997, was $22.4 million compared to $20.5 million. The increase in working capital is primarily attributed to decreased accounts payable and accrued liabilities, as well as increased accounts receivable, offset by lower cash and cash equivalents. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments for the term loan portion of the New Credit Facility.

The net cash used in investing activities increased $2.9 million for the three-month period ended April 5, 1997, due to a planned delay in the outlay for capital expenditures in 1996. For the three-month period ended April 5, 1997, capital expenditures were $4.7 million which were funded by equipment financing and available cash. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $2.6 million as of April 5, 1997) and cash flow from operations. Beginning in September 1996, a certain European subsidiary had entered into several non-cancelable commitments which, as of April 5, 1997, totaled $1.5 million for capital expenditures to increase its manufacturing capacity. In addition, such subsidiary had entered into a sale and leaseback agreement for the construction of an adjacent manufacturing facility which has now been completed and has resulted in operating lease commitments totaling approximately $4.4 million extended over a term of fourteen years.

The net cash provided by financing activities increased $6.5 million for the three-month period ended April 5, 1997, due to increased financing of capital expenditures, increased utilization of European short-term borrowing facilities and a higher domestic cash overdraft position.

The Company amended its New Credit Facility in October 1996, which among other things, reduced the maximun borrowings permitted under the Revolver. As amended, the Revolver permits borrowing of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At April 5, 1997, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had no borrowings outstanding and letters of credit of $1.0 million, leaving $11.0 million available for borrowing. In addition, the Company had unused credit facilities available to its European subsidiaries of $4.2 million at April 5, 1997.

The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the New Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio and a minimum current ratio. In addition, the New Credit Facility contains other affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affilites. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of April 5, 1997, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At April 5, 1997, the Consolidated Cash Flow Ratio was 1.9 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the New Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

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

Cumulative dividends aggregating $64.6 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through April 5, 1997. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of April 5, 1997.

The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the Revolver and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the Revolver.

The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which could result in additional Federal taxes of up to $5.5 million, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $45.6 million at December 31, 1996, to $36.5 million. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS. The Company is currently in the process of preparing a written protest regarding the proposed adjustments, which protest is expected to be filed with the IRS during the second quarter of 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------



     Item 1  -  Legal Proceedings
                -----------------

                See Note 4 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation -
                Liquidity and Capital Resources" for a discussion of the pending tax audit of the Company.

     Item 6  -  Exhibits and Reports on Form 8-K
                --------------------------------

                (a) Exhibit 27.1 - Financial Data Schedule

                (b) No reports on Form 8-K were filed during
                     the three-month period ended
                     April 5, 1997.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 1997.


                                    CALMAR INC.

                                    By:          /s/C. Richard Huebner
                                               -----------------------
                                              C.  Richard Huebner, in his
                                              dual capacity as a duly
                                              authorized Officer of the
                                              Registrant, Executive Vice
                                              President, and as Registrant's
                                              Principal Financial Officer.

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
