Form 10-Q
period 1997-07-05
CALMAR INC
filed 1997-08-11
CIK 719172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                          ___________________________
                                   FORM 10-Q

(MARK ONE)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For The Quarterly Period Ended  July 5, 1997

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

3,092,031 shares of Common Stock, par value $.01 per share, as of August 11, 1997.


===============================================================================
                                                              Page 1 of 15 Pages
                                               Exhibit Index Appears at Page: 15

                                CALMAR INC. AND
                                 SUBSIDIARIES
                              Index to Form 10-Q
                   For The Three-Month and Six-Month Periods
                     Ended July 5, 1997 and June 29, 1996


                                                                                             Pages
                                                                                             -----

PART I  -  FINANCIAL INFORMATION:
--------------------------------

Item 1 - Financial Statements
         --------------------

Condensed Consolidated Balance Sheets at
July 5, 1997 (Unaudited) and December 31, 1996................................................3

Condensed Consolidated Statements of Operations
for the Three-Month and Six-Month Periods Ended
July 5, 1997 (Unaudited) and June 29, 1996
(Unaudited)...................................................................................4

Condensed Consolidated Statements of Cash Flows
for the Three-Month and Six-Month Periods Ended
July 5, 1997 (Unaudited)  and June 29, 1996
(Unaudited)...................................................................................5

Notes to Condensed Consolidated Financial Statements (Unaudited)..............................6-7


Item 2 -  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations.......................................8-12
          ---------------------------------------------



PART II  - OTHER INFORMATION:
----------------------------

Item 1  -  Legal Proceedings..................................................................13
           -----------------
Item 6  -  Exhibits and Reports on Form 8-K ..................................................13
           --------------------------------


                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                                  --------------------

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   (Dollars in Thousands, Except Share Data)

                                                                                        July 5,                  December 31,
                                                                                         1997                        1996
                                                                                      (Unaudited)
                                                                                      -----------                ------------
                               Assets
                               ------
Current assets:
   Cash and cash equivalents                                                           $  2,432                    $  9,198
   Accounts receivable, less allowance for doubtful
   accounts of $1,423 in 1997 and $1,563 in 1996                                         39,406                      35,153
   Inventories                                                                           22,287                      20,679
   Income taxes receivable                                                                  471                         444
   Prepaid expenses                                                                       1,832                       1,710
                                                                                       --------                    --------
                        Total current assets                                             66,428                      67,184

Property and equipment, net                                                             102,962                     106,619
Cost in excess of net assets acquired, less accumulated
   amortization of  $27,233 in 1997 and $26,360 in 1996                                  91,972                      93,649
Other intangible assets, less accumulated amortization of
   $13,558 in 1997 and $12,758 in 1996                                                    5,463                       6,275
Other assets, net                                                                         8,831                       9,011
                                                                                       --------                    --------
                                                                                       $275,656                    $282,738
                                                                                       ========                    ========

                 Liabilities and Stockholders' Deficiency
                 ----------------------------------------
Current Liabilities:
   Short-term borrowings                                                                 $4,024                      $2,640
   Current installments of long-term debt                                                 5,290                       5,857
   Accounts payable                                                                      14,730                      18,941
   Accrued liabilities                                                                   20,321                      19,246
                                                                                        -------                     -------

                        Total current liabilities                                        44,365                      46,684

Long-term debt                                                                          232,537                     232,867
Deferred income taxes                                                                    11,482                      12,380
Other liabilities                                                                        20,041                      20,205
                                                                                       --------                    --------
                        Total liabilities                                               308,425                     312,136
                                                                                       --------                    --------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share;  liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares;  issued and
         outstanding 442,500 shares                                                           4                           4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares;  issued and
         outstanding 1,000,000 shares                                                        10                          10
Common stock, par value $.01 per share.  Authorized
   8,500,000 shares;  issued and outstanding 3,092,031 shares in 1997
   and 3,097,031 shares in 1996                                                              31                          31
Additional paid-in capital                                                               77,936                      77,986
Accumulated deficit                                                                    (103,099)                   (103,402)
Accumulated translation adjustment                                                       (7,089)                     (3,473)
Notes receivable from officers for purchase of common stock                                (562)                       (554)
                                                                                       --------                    --------
       Total stockholders' deficiency                                                   (32,769)                    (29,398)
                                                                                       --------                    --------
                                                                                       $275,656                    $282,738
                                                                                       ========                    ========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                                                   THREE-MONTH                        SIX-MONTH
                                                                  PERIODS ENDED                      PERIODS ENDED
                                                          ------------------------------     ------------------------------
                                                              July 5,        June 29,           July 5,         June 29,
                                                               1997            1996              1997             1996
                                                          --------------  --------------     -------------   --------------
Net sales                                                       $57,604         $54,689          $117,542         $110,027
Cost of sales                                                    41,868          40,529            86,063           81,939
                                                          --------------  --------------     -------------   --------------
   Gross profit                                                  15,736          14,160            31,479           28,088
Selling, general and administrative expenses                      9,318           9,028            19,135           18,184
                                                          --------------  --------------     -------------   --------------
   Operating income                                               6,418           5,132            12,344            9,904

Other income                                                         44             499               494              869
Interest expense                                                 (6,166)         (6,213)          (12,440)         (12,441)
                                                          --------------  --------------     -------------   --------------
   Income (loss) before income tax provision                        296            (582)              398           (1,668)
Income tax provision (benefit)                                       (1)            265                95              287
                                                          --------------  --------------     -------------   --------------
Net income (loss)                                                  $297           ($847)             $303          ($1,955)
                                                           =============   =============     =============   ==============
Net loss per share of common stock                               ($1.35)         ($1.52)           ($2.73)          ($3.07)
                                                           =============   =============     =============   ==============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                          THREE-MONTH                  SIX-MONTH
                                                                         PERIODS ENDED                PERIODS ENDED
                                                                    ------------------------     -----------------------
                                                                       July 5,     June 29,        July 5,     June 29,
                                                                        1997         1996           1997         1996
                                                                     ----------   ----------     ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                                   $  297      ($  847)        $   303     ($ 1,955)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                    6,261        6,036          12,207       12,069
       Amortization of discount on notes payable                           26           49              36           81
       Additions to notes receivable from officers                         (4)          (3)             (8)          (8)
       Gain on sale of property and equipment                             (26)          (2)            (74)          (4)
       Deferred income tax benefit                                       (301)        (298)           (600)        (595)
       Changes in assets and liabilities:
          Accounts receivable                                          (2,060)      (2,416)         (6,317)      (4,123)
          Inventories                                                  (2,328)       1,713          (2,782)         364
          Income taxes receivable                                          12          329             (82)         224
          Prepaid expenses                                               (323)         (40)           (289)         218
          Accounts payable                                             (2,478)      (1,947)         (5,477)      (2,866)
          Accrued liabilities                                           4,766        3,917           1,734        4,314
          Other liabilities                                               203          186             583          473
                                                                     ----------    ---------     ----------   ----------
       Net cash provided by (used in) operating activities              4,045        6,677            (766)       8,192
                                                                     ----------    ---------     ----------   ----------

Cash flows from investing activities:
       Purchases of property and equipment                             (5,148)      (2,802)         (9,840)      (4,688)
       Proceeds from sales of equipment                                    45            2              93            7
       Increase in other intangible assets                                  -          (64)              -          (64)
       (Increase) decrease in other assets                               (149)          24            (389)         (80)
                                                                     ----------    ---------     ----------   ----------
       Net cash used in investing activities                           (5,252)      (2,840)        (10,136)      (4,825)
                                                                    -----------   ----------     ----------   ----------

Cash flows from financing activities:
       Proceeds (repayments) of short-term borrowings, net              1,080            7           1,784         (376)
       Increase (decrease) in cash overdraft                            1,488         (493)          2,686         (448)
       Proceeds from issuance of long-term debt                             -            -           2,687            -
       Principal payments on long-term debt                            (1,524)      (5,387)         (2,817)      (6,975)
       Repurchase of common stock                                           -            -             (50)           -
                                                                    -----------   ----------     ----------   ----------
       Net cash provided by (used in) financing activities              1,044       (5,873)          4,290       (7,799)
                                                                    -----------   ----------     ----------   ----------

Effect of exchange rate changes on cash and cash
   equivalents                                                            (21)          (4)           (154)        (152)
                                                                    -----------   ----------     ----------   ----------
Net decrease in cash and cash equivalents                                (184)      (2,040)         (6,766)      (4,584)
Cash and cash equivalents, beginning of period                          2,616        6,493           9,198        9,037
                                                                    -----------   ----------     ----------   ----------
Cash and cash equivalents, end of period                               $2,432       $4,453         $ 2,432      $ 4,453
                                                                     ==========   ==========     ==========   ==========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Income taxes                                                 $  484       $  444         $   800      $   873
                                                                     ==========   ==========     ==========   ==========
          Interest                                                     $2,701       $2,807         $12,255      $12,286
                                                                     ==========   ==========     ==========   ==========

Equipment acquired in exchange for long-term debt                           -       $  741               -      $   741
                                                                     ==========   ==========     ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                   For The Three-Month and Six-Month Periods
                     Ended July 5, 1997 and June 29, 1996
                                  (Unaudited)



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

(2)  Loss Per Share of Common Stock
-----------------------------------
     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):


                                                         THREE-MONTH                             SIX-MONTH
                                                        PERIODS ENDED                          PERIODS ENDED
                                               ---------------------------            -------------------------------
                                                   JULY 5,        JUNE 29,                  JULY 5,         JUNE 29,
                                                   1997            1996                      1997             1996
                                               ------------   ------------            --------------   --------------

Net income (loss)                              $       297    $       (847)           $          303   $       (1,955)
Undeclared dividends on preferred stock             (4,458)         (3,847)                   (8,755)          (7,555)
                                               -----------    ------------            --------------   --------------

Loss attributable to common stockholders       $    (4,161)   $     (4,694)           $       (8,452)  $       (9,510)
                                               ===========    ============            ==============   ==============

Weighted average common shares outstanding       3,092,031       3,097,031                 3,093,614        3,097,031
                                               ===========    ============            ==============   ==============

Net loss per share of common stock             $     (1.35)   $      (1.52)           $        (2.73)  $        (3.07)
                                               ===========    ============            ==============   ==============

     Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive. Cumulative dividends aggregating $69.0 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through July 5, 1997.

 (3) Inventories
 -----------------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):


                                                                  JULY 5,                       DEC. 31,
                                                                   1997                           1996
                                                          ---------------------           ---------------------
Raw materials                                             $               4,728           $               4,713
Work in process                                                          10,282                          10,063
Finished goods                                                            7,277                           5,903
                                                          ---------------------           ---------------------
                                                          $              22,287           $              20,679
                                                          =====================           =====================

 (4)   Income Taxes
 ----  ------------
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

       On May 23, 1997, the Company filed a written protest regarding the proposed adjustments with the IRS. The Company, after consultation with tax counsel, believes its positions set forth in its tax returns are in compliance with IRS rules and regulations and will vigorously contest the adjustments being proposed by the IRS.

                Item 2 - Management's Discussion and Analysis of
                         ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                          CALMAR INC. AND SUBSIDIARIES
                   For The Three-Month and Six-Month Periods
                      Ended July 5, 1997 and June 29, 1996


GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1996 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:


                                                THREE-MONTH                       SIX-MONTH
                                               PERIODS ENDED                    PERIODS ENDED
                                           ----------------------          ------------------------
                                           JULY 5,       JUNE 29,          JULY 5,         JUNE 29,
                                             1997          1996             1997             1996
                                           -------       --------          -------         --------
Sprayers                                     57.4%        57.4%             57.1%            58.1%
Dispensers                                   31.5         31.1              32.1             31.5
Other Products                               11.1         11.5              10.8             10.4
                                            -----        -----             -----            -----
    Net Sales                               100.0%       100.0%            100.0%           100.0%
                                            =====        =====             =====            =====
Gross Profit                                 27.3%        25.9%             26.8%            25.5%

Selling, General & Admin. Expenses           16.2%        16.5%             16.3%            16.5%
                                            -----        -----             -----            -----
Operating Income                             11.1%         9.4%             10.5%             9.0%
                                            =====        =====             =====            =====

RESULTS OF OPERATIONS

Comparison of the Three-month Period Ended July 5, 1997 to the Three-month Period Ended June 29, 1996.

Net sales for the three-month period ended July 5, 1997, were $57.6 million, an increase of $2.9 million or 5.3% above the comparable 1996 period. Net sales were unfavorably impacted by $3.0 million due to foreign exchange rate changes. Sprayer sales increased $1.7 million or 5.4% from the comparable period in 1996. The increase in trigger sprayer sales reflects stronger sales from the existing customer base resulting from product promotions and increased demand in North America, Europe, Latin America and Asia. Fine mist sprayer sales declined slightly, as lower order volume in Europe offset higher growth in North America, principally resulting from new customers. In addition, regular sprayers sales experienced a moderate decline in Europe. Total dispenser sales increased $1.1 million or 6.7% from the comparable period in 1996, due primarily from increased sales of large dispensers as a result of customer product promotions.

Gross profit for the three-month period ended July 5, 1997, increased $1.6 million or 11.1% from the comparable 1996 period. As a percentage of net sales, gross profit increased from 25.9% to 27.3%. The gross profit increase is attributable to improved sales volume and the resulting absorption of fixed manufacturing costs and favorable product mix in North America. Higher resin prices were offset by lower purchase part prices. In

Europe, a slight increase in gross profit as measured in local currency was more than offset by an unfavorable change in exchange rates.

Selling, general and administrative expenses were $9.3 million or 16.2% of net sales for the three-month period ended July 5, 1997, as compared to $9.0 million or 16.5% of net sales for the comparable 1996 period. The increase resulted primarily from increased research and development expense and administrative expenses relating to the new operations in Latin America.

Operating income for the three-month period ended July 5, 1997, increased to $6.4 million or 11.1% of net sales, as compared to $5.1 million or 9.4% of net sales, from the comparable 1996 period. The increase is the result of higher sales volume and the resulting increased gross profit, offset by the increased SG&A expenses as discussed above.

Other income for the three-month period ended July 5, 1997, decreased $0.5 million from the comparable 1996 period. The decrease is primarily attributed to loss from foreign currency transactions and disposal of fixed assets in the United States. Interest expense for the three-month period ended July 5, 1997, remained essentially unchanged relative to that in the comparable 1996 period.

No U.S. tax liability is expected to exist for the year ending 1997, due to large U.S. net operating loss carryovers. In 1996, no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization. As such, the income tax provisions for the three-month periods ended in 1997 and 1996 were primarily related to income from the Company's international operations. The decrease in the tax provision in 1997 reflects lower earnings of the combined European subsidiaries.

Net income for the three-month period ended July 5, 1997, increased by $1.1 million from a net loss of $0.8 million for the comparable 1996 period. The increase in net income is due primarily to higher operating income and a lower income tax provision as discussed above.

Comparison of the Six-month Period Ended July 5, 1997 to the Six-month Period Ended June 29, 1996

Net sales for the six-month period ended July 5, 1997, were $117.5 million, an increase of $7.5 million or 6.8% from the comparable 1996 period. Net sales were negatively impacted by changes in foreign exchange rates of $4.9 million. Sprayer sales increased $3.3 million or 5.1% from the comparable period in 1996. The increase in trigger sprayer sales results from product promotions and increased demand by existing customers in all the major geographical segments. The small decline in sales of fine mist sprayers reflects weaker demand in Europe which was offset partially by growth in North America. Dispenser sales increased $3.1 million or 9.0% from the comparable period in 1996, due primarily to growth in the market for liquid soap and body lotion applications. Other product sales increased significantly due to higher sales to Asian licensees.

Gross profit for the six-month period ended July 5, 1997, increased $3.4 million or 12.1% from the comparable 1996 period. As a percentage of net sales, gross profit increased from 25.5% to 26.8%. The reasons for the gross profit increase are the same as those for the three-month period.

Selling, general and administrative expenses were $19.1 million or 16.3% of net sales for the six-month period ended July 5, 1997, as compared to $18.2 million or 16.5% of net sales for the comparable 1996 period. The increase is due primarily to increased research and development expense and administrative compensation.

Operating income for the six-month period ended July 5, 1997, increased to $12.3 million, or 10.5% of net sales, as compared to $9.9 million or 9.0% of net sales, from the comparable 1996 period. The increase reflects improved gross profit, offset by higher selling, general and administrative expenses, as described above.

Other income for the six-month period ended July 5, 1997, decrease by $0.4 million from the comparable 1996 period. The reasons for the decreases are generally the same as those for the three-month period. Interest expense for the six-month period ended July 5, 1997, remained relatively unchanged from the comparable 1996 period.

No U.S. tax liability is expected to exist for the year ending 1997, due to large U.S. net operating loss carryovers. In 1996, no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization. As such, the income tax provisions for the three-month periods ended in 1997 and 1996 were primarily related to income from the Company's international operations. The decrease in the tax provision in 1997 reflects lower earnings of the combined European subsidiaries.

Net income for the six-month period ended July 5, 1997, increased to $0.3 million as compared to a net loss of $2.0 million for the comparable 1996 period. The increase is due to increased operating income and a decreased income tax provision.


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing, the revolving facility (the "Revolver") under the Company's new senior secured credit agreement (the "New Credit Facility") and short-term borrowing facilities in Europe. A primary source of cash for the Company is its cash flow from operations. In addition, the Revolver is available to support the Company's working capital requirements. The net cash used in operating activities increased by $9.0 million for the six-month period ended July 5, 1997, from the comparable 1996 period. The cash used in the changes in accounts receivable, inventories, accounts payable and accrued liabilities was partially offset by the change in cash provided by net income. Working capital, at July 5, 1997, was $22.1 million compared to $20.5 million at December 31, 1996. The increase in working capital is primarily attributed to the increases in accounts receivable and inventories and decreases in accounts payable, offset by the decrease in cash and cash equivalents and increased short-term borrowings and accrued liabilities. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments and expense for the term loan portion of the New Credit Facility.

The net cash used in investing activities increased by $5.3 million for the six-month period ended July 5, 1997, due to increased capital expenditures in 1997. For the six-month period ended July 5, 1997, capital expenditures were $9.8 million which were funded by equipment financing and available cash. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $2.4 million as of July 5, 1997) and cash flow from operations. Beginning in September 1996, a certain European subsidiary had entered into several non-cancelable commitments which, as of July 5, 1997, totaled $0.9 million for capital expenditures to increase its manufacturing capacity. In addition, such subsidiary has entered into a sale and leaseback agreement for the construction of an adjacent manufacturing facility which has now been completed and has resulted in operating lease commitments totaling approximately $4.4 million extended over a term of fourteen years.

The net cash provided by financing activities increased $12.1 million for the six-month period ended July 5, 1997, due to decreased payment on long-term debt, a higher domestic cash overdraft position, increased utilization of European short-term borrowing facilities and increased financing of capital expenditures.

The Company amended its New Credit Facility in October 1996, which among other things, reduced the maximum borrowings permitted under the Revolver. As amended, the Revolver permits borrowings of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At July 5, 1997, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had no borrowings outstanding and letters of credit of $1.0 million, leaving $11.0 million available for borrowing. In addition, the Company had unused credit facilities available to its European subsidiaries of $3.6 million at July 5, 1997.

The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the New Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA and a minimum current ratio. In addition, the New Credit Facility contains affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of July 5, 1997, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At July 5, 1997, the Consolidated Cash Flow Ratio was 1.9 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the New Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

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

Cumulative dividends aggregating $69.0 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through July 5, 1997. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of July 5, 1997.

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

On May 23, 1997, the Company filed a written protest regarding the proposed adjustments with the IRS. The Company, after consultation with tax counsel, believes its positions set forth in its tax returns are in compliance with IRS rules and regulations and will vigorously contest the adjustments being proposed by the IRS.

RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128, would have been ($1.35) and ($2.73) for the three-month and six-month periods ended July 5, 1997, respectively.

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
                          --------------------------------

                          (a)  Exhibit 27.1 - Financial Data Schedule

                          (B) No reports on Form 8-K were filed during the three-month period ended
                               July 5, 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 1997.

                                    CALMAR INC.

                                    By:        /s/ C. Richard Huebner
                                               -----------------------
                                               C. Richard Huebner, in his
                                               dual capacity as a duly
                                               authorized Officer of the
                                               Registrant, Executive Vice
                                               President, and as Registrant's
                                               Principal Financial Officer.

                         CALMAR INC. AND SUBSIDIARIES
                                 Exhibit Index

       Exhibit                                                   Page
       Number                        Description                Number
       -------                       -----------                ------
       27.1                    Financial Data Schedule            16