Form 10-Q
period 1997-10-04
CALMAR INC
filed 1997-11-17
CIK 719172

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                          ___________________________
                                   FORM 10-Q

(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended  October 4, 1997

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

       Registrant's telephone number, including area code: (626) 330-3161


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

3,092,031 shares of Common Stock, par value $.01 per share, as of November 14, 1997.

================================================================================
                                                              Page 1 of 14 Pages
                                               Exhibit Index Appears at Page: 14

                         CALMAR INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                   For The Three-Month and Nine-Month Periods
                  Ended October 4, 1997 and September 28, 1996


                                                                                                               Pages
                                                                                                               -----
PART I  -  FINANCIAL INFORMATION:
--------------------------------

Item 1 - Financial Statements
-----------------------------

Condensed Consolidated Balance Sheets at
October 4, 1997 (Unaudited) and December 31, 1996..........................................................     3

Condensed Consolidated Statements of Operations
for the Three-Month and Nine-Month Periods Ended
October 4, 1997 (Unaudited) and September 28, 1996
(Unaudited)................................................................................................     4

Condensed Consolidated Statements of Cash Flows
for the Three-Month and Nine-Month Periods Ended
October 4, 1997 (Unaudited)  and September 28, 1996
 (Unaudited)...............................................................................................     5

Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................     6-7


Item 2 - Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of
         ----------------------------------
         Operations........................................................................................     8-11
         ----------


PART II  - OTHER INFORMATION:
----------------------------

Item 1  -  Legal Proceedings...............................................................................     12
           -----------------

Item 6  -  Exhibits and Reports on Form 8-K................................................................     12
           --------------------------------

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   (Dollars in Thousands, Except Share Data)

                                                                                          Oct. 4,                   December 31,
                                                                                           1997                         1996
                                                                                        (Unaudited)
                                                                                         ----------                 ------------
   Assets
Current assets:
   Cash and cash equivalents                                                              $  4,061                    $  9,198
   Accounts receivable, less allowance for doubtful
      accounts of $1,313 in 1997 and $1,563 in 1996                                         43,332                      35,153
   Inventories                                                                              23,945                      20,679
   Income taxes receivable                                                                     280                         444
   Prepaid expenses                                                                          1,703                       1,710
                                                                                    ----------------              --------------
                        Total current assets                                                73,321                      67,184

Property and equipment, net                                                                103,195                     106,619
Cost in excess of net assets acquired, less accumulated
   amortization of  $28,071 in 1997 and $26,360 in 1996                                     91,134                      93,649
Other intangible assets, less accumulated amortization of
   $13,897 in 1997 and $12,758 in 1996                                                       5,124                       6,275
Other assets, net                                                                            8,898                       9,011
                                                                                    ----------------              --------------
                                                                                          $281,672                    $282,738
                                                                                     ===============               =============

   Liabilities and Stockholders' Deficiency
Current Liabilities:
   Short-term borrowings                                                                  $  5,087                    $  2,640
   Current installments of long-term debt                                                    8,894                       5,857
   Accounts payable                                                                         13,809                      18,941
   Accrued liabilities                                                                      18,480                      19,246
                                                                                    ----------------              --------------

                        Total current liabilities                                           46,270                      46,684

Long-term debt                                                                             236,378                     232,867
Deferred income taxes                                                                       11,288                      12,380
Other liabilities                                                                           20,126                      20,205
                                                                                    ----------------              --------------
                        Total liabilities                                                  314,062                     312,136
                                                                                    ----------------              --------------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share;  liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares;  issued and
         outstanding 442,500 shares                                                              4                           4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares;  issued and
         outstanding 1,000,000 shares                                                           10                          10
Common stock, par value $.01 per share.  Authorized
   8,500,000 shares;  issued and outstanding 3,092,031 shares in 1997
   and 3,097,031 shares in 1996                                                                 31                          31
Additional paid-in capital                                                                  77,936                      77,986
Accumulated deficit                                                                       (102,602)                   (103,402)
Accumulated translation adjustment                                                          (7,203)                     (3,473)
Notes receivable from officers for purchase of common stock                                   (566)                       (554)
                                                                                    ----------------              --------------
       Total stockholders' deficiency                                                      (32,390)                    (29,398)
                                                                                    ----------------              --------------
                                                                                          $281,672                    $282,738
                                                                                     ===============               =============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                                                    THREE-MONTH                        NINE-MONTH
                                                                   PERIODS ENDED                      PERIODS ENDED
                                                          ------------------------------     ------------------------------
                                                             Oct. 4,        Sept. 28,           Oct. 4,        Sept. 28,
                                                               1997            1996              1997             1996
                                                          --------------  --------------     -------------   --------------
Net sales                                                       $57,709         $55,236          $175,251         $165,263
Cost of sales                                                    41,602          41,099           127,665          123,038
                                                          --------------  --------------     -------------   --------------
   Gross profit                                                  16,107          14,137            47,586           42,225
Selling, general and administrative expenses                      9,228           9,116            28,363           27,300
                                                          --------------  --------------     -------------   --------------
   Operating income                                               6,879           5,021            19,223           14,925
Other income                                                        278             159               772            1,028
Interest expense                                                 (6,284)         (6,062)          (18,724)         (18,503)
                                                          --------------  --------------     -------------   --------------
   Income (loss) before income tax provision                        873            (882)            1,271           (2,550)
Income tax provision                                                382             204               477              491
                                                          --------------  --------------     -------------   --------------
Net income (loss)                                                  $491         ($1,086)             $794          ($3,041)
                                                           =============   =============      ============    =============
Net loss per share of common stock                               ($1.34)         ($1.64)           ($4.07)          ($4.71)
                                                           =============   =============      ============    =============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)



                                                                        THREE-MONTH                           NINE-MONTH
                                                                        PERIODS ENDED                        PERIODS ENDED
                                                                     ------------------                 ------------------------
                                                                     Oct. 4,    Sept. 28,               Oct. 4,        Sept. 28,
                                                                       1997       1996                    1997            1996
                                                                     ------      ------                 -------          -------

Cash flows from operating activities:
   Net income (loss)                                                   $491     ($1,086)                $   794         ($ 3,041)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in)  operating activities:
       Depreciation and amortization                                  5,887       5,772                  18,094           17,841
       Amortization of discount on notes payable                         (7)         12                      29               93
       Additions to notes receivable from officers                       (4)        (3)                     (12)             (11)
       Gain on sale of property and equipment                             5          (3)                    (69)              (7)
       Deferred income tax benefit                                     (189)       (199)                   (789)            (794)
       Changes in assets and liabilities:
          Accounts receivable                                        (3,928)       (683)                (10,245)          (4,806)
          Inventories                                                (1,714)     (1,344)                 (4,496)            (980)
          Income taxes receivable                                       196         (62)                    114              162
          Prepaid expenses                                              144         562                    (145)             780
          Accounts payable                                           (1,578)      1,293                  (7,055)          (1,570)
          Accrued liabilities                                        (1,861)     (3,227)                   (127)           1,087
          Other liabilities                                              82          51                     665              524
                                                                     ------      ------                 -------          -------
       Net cash provided by (used in) operating activities           (2,476)      1,083                  (3,242)           9,278
                                                                     ------      ------                 -------          -------

Cash flows from investing activities:
       Purchases of property and equipment                           (4,737)     (2,398)                (14,577)          (7,086)
       Proceeds from sales of equipment                                  23           7                     116               14
       Increase in other intangible assets                                -          (3)                      -              (67)
       Increase in other assets                                        (329)        (45)                   (718)            (125)
                                                                     ------      ------                 -------          -------
       Net cash used in investing activities                         (5,043)     (2,439)                (15,179)          (7,264)
                                                                     ------      ------                 -------          -------

Cash flows from financing activities:
       Proceeds (repayments) of short-term borrowings, net            1,057           -                   2,841             (376)
       Net change in Revolver                                         8,700           -                   8,700                -
       Increase in cash overdraft                                       709       1,966                   3,395            1,515
       Proceeds from issuance of long-term debt                           -           -                   2,627                -
       Principal payments on long-term debt                          (1,304)       (912)                 (4,061)          (7,887)
                                                                     ------      ------                 -------          -------
       Repurchase of common stock                                         -           -                     (50)               -
                                                                     ------      ------                 -------          -------
       Net cash provided by (used in) financing activities            9,162       1,054                  13,452           (6,748)
                                                                     ------      ------                 -------          -------
Effect of exchange rate changes on cash and cash
   equivalents                                                          (14)         28                    (168)            (124)
                                                                     ------      ------                 -------          -------
Net increase (decrease) in cash and cash equivalents                  1,629        (274)                 (5,137)          (4,858)
Cash and cash equivalents, beginning of period                        2,432       4,453                   9,198            9,037
                                                                     ------      ------                 -------          -------
Cash and cash equivalents, end of period                             $4,061      $4,179                  $4,061          $ 4,179
                                                                     ======      ======                 =======          =======
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Income taxes                                               $  531        $655                    $847          $ 1,528
                                                                     ======      ======                 =======          =======
          Interest                                                   $9,623      $9,363                 $21,878          $21,649
                                                                     ======      ======                 =======          =======

Equipment acquired in exchange for long-term debt                         -           -                       -          $   741
                                                                     ======      ======                 =======          =======


See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   For The Three-Month and Nine-Month Periods
                 Ended October 4, 1997 and September 28,  1996
                                  (Unaudited)



(1)  Condensed Consolidated Financial Statements

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

(2)  Loss Per Share of Common Stock

     The calculations of loss per share of common stock are as follows (dollars in thousands, except per share data):

                                                     THREE-MONTH                       NINE-MONTH
                                                    PERIODS ENDED                     PERIODS ENDED
                                              ------------------------          -------------------------
                                                 OCT. 4,     SEPT. 28,              OCT. 4,      SEPT. 28,
                                                  1997         1996                  1997           1996
                                              ---------     ----------            ---------      ----------
Net income (loss)                             $      491    $   (1,086)           $      794     $   (3,041)
Undeclared dividends on preferred stock           (4,624)       (3,991)              (13,379)       (11,546)
                                              ----------    ----------            ----------     ----------
Loss attributable to common stockholders      $   (4,133)   $   (5,077)              (12,585)    $  (14,587)
                                              ==========    ==========            ==========     ==========

Weighted average common shares                 3,092,031     3,097,031             3,093,087      3,097,031
 outstanding                                  ==========    ==========            ==========     ==========

   Net loss per share of common stock         $    (1.34)   $    (1.64)           $    (4.07)    $    (4.71)
                                              ==========    ==========            ==========     ==========

     Loss per share of common stock does not include the effect of common share equivalents (stock options and warrants) because their inclusion would be anti-dilutive. Cumulative dividends aggregating $73.7 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through October 4, 1997.

(3)  Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):


                       OCTOBER 4,      DEC. 31,
                         1997            1996
                      ----------      ----------
Raw materials            $ 4,195         $ 4,713
Work in process           10,765          10,063
Finished goods             8,985           5,903
                      ----------      ----------
                         $23,945         $20,679
                      ==========      ==========

  (4)  Income Taxes

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

                Item 2 - Management's Discussion and Analysis of
                         ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                          CALMAR INC. AND SUBSIDIARIES
                   For The Three-Month and Nine-Month Periods
                 Ended October 4, 1997 and September 28,  1996

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1996 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:


                                              THREE-MONTH                 NINE-MONTH
                                             PERIODS ENDED               PERIODS ENDED
                                       ------------------------    ------------------------
                                         OCT. 4,      SEPT. 28,     OCT. 4,     SEPT. 28,
                                           1997          1996         1997          1996
                                       -----------   -----------   -----------   -----------

Sprayers                                   59.0%        61.1%           57.8%      59.1%
Dispensers                                 32.7         29.6            32.3       30.8
Other Products                              8.3          9.3             9.9       10.1
                                       -----------   -----------   -----------   -----------
        Net Sales                         100.0%       100.0%          100.0%     100.0%
                                       ===========   ===========   ===========   ===========
Gross Profit                               27.9%        25.6%           27.2%      25.6%

Selling, General & Admin. Expenses         16.0%        16.5%           16.2%      16.5%
                                       -----------   -----------   -----------   -----------
Operating Income                           11.9%         9.1%           11.0%       9.0%
                                      ===========   ===========   ===========   ===========


RESULTS OF OPERATIONS
Comparison of the Three-month Period Ended October 4, 1997 to the Three-month Period Ended September 28, 1996.

Net sales for the three-month period ended October 4, 1997, were $57.7 million, an increase of $2.5 million or 4.5% above the comparable 1996 period. Net sales would have grown by 9.5%, but for the unfavorable impact in foreign exchange rates of $2.8 million. Total dispenser sales increased $2.5 million or 15.4% from the comparable period in 1996, due primarily to growth in the market for liquid soap and body lotions and as a result of customer product promotions.

Gross profit for the three-month period ended October 4, 1997, increased $2.0 million or 14.0% from the comparable 1996 period. As a percentage of net sales, gross profit increased from 25.6% to 27.9%. The gross profit increase is attributable to improved sales volume, increased cost absorption and cost savings obtained from the molding capacity increase in Europe.

Selling, general and administrative expenses were $9.2 million or 16.0% of net sales for the three-month period ended October 4, 1997, as compared to $9.1 million or 16.5% of net sales for the comparable 1996 period.

Operating income for the three-month period ended October 4, 1997, increased to $6.9 million or 11.9% of net sales, as compared to $5.0 million or 9.1% of net sales, from the comparable 1996 period. The increase is the result of higher sales volume and the resulting increased gross profit.

Other income for the three-month period ended October 4, 1997, increased $0.1 million and was relatively comparable to 1996. Interest expense increased $0.2 million from the comparable 1996 period due to increased borrowing levels.

No U.S. tax liability is expected to exist for the year ending 1997, due to large U.S. net operating loss carryovers. In 1996, no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization. As such, the income tax provisions for the three-month periods ended in 1997 and 1996 were primarily related to income from the Company's international operations. The increase in the tax provision reflects higher earnings of the combined European subsidiaries.

Net income for the three-month period ended October 4, 1997, increased by $1.6 million from a net loss of $1.1 million for the comparable 1996 period. The increase in net income is due primarily to higher sales and improved gross profit margins.


Comparison of the Nine-month Period Ended October 4, 1997 to the Nine-month Period Ended September 28, 1996

Net sales for the nine-month period ended October 4, 1997, were $175.3 million, an increase of $10.0 million or 6.0% from the comparable 1996 period. Net sales would have grown by 13.3%, but for the unfavorable impact in foreign exchange rates of $8.6 million. Sprayer sales increased $3.6 million or 3.7% from the comparable period in 1996. The increase in sales resulted from product promotions and increased demand by existing customers in all the major geographical segments. Dispenser sales increased $5.6 million or 11.1% from the comparable period in 1996, due primarily to growth in the market for liquid soap and body lotion applications.

Gross profit for the nine-month period ended October 4, 1997, increased $5.4 million or 12.7% from the comparable 1996 period. As a percentage of net sales, gross profit increased from 25.6% to 27.2%. The reasons for the gross profit increase are the same as those for the three-month period.

Selling, general and administrative expenses were $28.4 million or 16.2% of net sales for the nine-month period ended October 4, 1997, as compared to $27.3 million or 16.5% of net sales for the comparable 1996 period. The increase is due primarily to increased research and development expense and administrative compensation.

Operating income for the nine-month period ended October 4, 1997, increased to $19.2 million, or 11.0% of net sales, as compared to $14.9 million or 9.0% of net sales, from the comparable 1996 period. The increase reflects improved gross profit, offset by higher selling, general and administrative expenses, as described above.

Other income for the nine-month period ended October 4, 1997, decreased by $0.2 million from the comparable 1996 period. The decrease is primarily attributed to loss from foreign currency transactions and disposal of fixed assets in the United States. Interest expense for the nine-month period ended October 4, 1997, increased $0.2 million from the comparable 1996 period due to increased borrowing levels.

No U.S. tax liability is expected to exist for the year ending 1997, due to large U.S. net operating loss carryovers. In 1996, no income tax benefit was recorded against the U.S. losses due to uncertainty of its ultimate realization. As such, the income tax provisions for the nine-month periods ended in 1997 and 1996 were primarily related to income from the Company's international operations. The increase in the tax provision in 1997 reflects higher earnings of the combined European subsidiaries.

Net income for the nine-month period ended October 4, 1997, increased to $0.8 million as compared to a net loss of $3.0 million for the comparable 1996 period. The increase is due to higher sales and improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing, the revolving facility (the "Revolver") under the Company's senior secured credit agreement (the "Credit Facility") and short-term borrowing facilities in Europe. A primary source of cash for the Company is its cash flow from operations. In addition, the Revolver is available to support the Company's working capital requirements. The net cash used in operating activities increased by $12.5 million for the nine-month period ended October 4, 1997, from the comparable 1996 period. The cash used in the changes in accounts receivable, inventories and accounts payable was partially offset by the increase in cash provided by net income. Working capital, at October 4, 1997, was $27.1 million compared to $20.5 million at December 31, 1996. The increase in working capital is primarily attributed to the increases in accounts receivable and inventories and decreases in accounts payable, offset by the decrease in cash and cash equivalents and increased current installments of long term debt. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments and expense for the term loan portion of the Credit Facility.

The net cash used in investing activities increased by $7.9 million for the nine-month period ended October 4, 1997, due to increased capital expenditures in 1997. For the nine-month period ended October 4, 1997, capital expenditures were $14.6 million which were funded by equipment financing, the Revolver and available cash. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $4.0 million as of October 4, 1997) and cash flow from operations.

The net cash provided by financing activities increased $20.2 million for the nine-month period ended October 4, 1997, primarily due to the Company utilizing $8.7 million on the Revolver in the current quarter, a higher domestic cash overdraft position, increased utilization of European short-term borrowing facilities and increased financing of capital expenditures.

The Revolver permits borrowings of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At October 4, 1997, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had borrowings outstanding of $8.7 million and letters of credit of $1.0 million, leaving $2.3 million available for borrowing. In addition, the Company had unused credit facilities available to its European subsidiaries of $0.3 million at October 4, 1997.

The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA and a minimum current ratio. In addition, the Credit Facility contains affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The Credit Facility also contains customary events of default, including certain changes of control of the Company. As of October 4, 1997, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At October 4, 1997, the Consolidated Cash Flow Ratio was 2.0 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

The Company has a substantial amount of indebtedness. The degree to which the Company is leveraged could have important consequences to investors, including the following: (i) the Company's ability to obtain additional financing in the future for refinancing indebtedness, working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, (ii) a substantial portion of the Company's consolidated cash flow from operations must be used for the payment of interest and principal on its indebtedness, (iii) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage, (iv) the Indenture and the Credit Facility contain restrictive financial and operating covenants, (v) the borrowings under the Credit Facility have floating rates of interest, which cause the Company to be vulnerable to increases in interest rates, and (vi) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions.

Cumulative dividends aggregating $73.7 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through October 4, 1997. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of October 4, 1997.

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


RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. Statement 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Proforma basic and diluted EPS, as calculated under Statement 128, would have been ($1.34) and ($4.07) for the three-month and nine-month periods ended October 4, 1997, respectively.

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
                     --------------------------------

                      (a) Exhibit 27.1 - Financial Data Schedule

                      (b) No reports on Form 8-K were filed during
                          the three-month period ended
                          October 4, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17/th/ day of November, 1997.

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