Form 10-K405
period 1997-12-31
CALMAR INC
filed 1998-03-31
CIK 719172

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

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


     The number of shares of common stock of Calmar Inc. outstanding on March 15, 1998 was 3,092,031.


                      DOCUMENTS INCORPORATED BY REFERENCE


                                     NONE.


================================================================================
                                                              Page 1 of __ Pages
                                                Exhibit Index begins on Page __.

                                  CALMAR INC.


                      INDEX TO ANNUAL REPORT ON FORM 10-K


                  For the fiscal year ended December 31, 1997


                                                                                        Page
                                                                                        ----
                                              PART I
Item 1.       Business...............................................................      3
Item 2.       Properties.............................................................     10
Item 3.       Legal Proceedings......................................................     11
Item 4.       Submission of Matters to a Vote of Security Holders....................     12

                                              PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..     13
Item 6.       Selected Financial Data................................................     13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................     15
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk..............     19
Item 8.       Financial Statements and Supplementary Data............................     19
Item 9.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure...................................................     20

                                             PART III
Item 10.      Directors and Executive Officers of the Registrant.....................     21
Item 11.      Executive Compensation.................................................     24
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........     30
Item 13.      Certain Relationships and Related Transactions.........................     31

                                              PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......     32

                                     PART I


ITEM 1.        BUSINESS.

     As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Calmar" refer to Calmar Inc., a Delaware corporation, and its predecessor companies.

GENERAL

     Calmar believes it is the leading worldwide manufacturer of plastic dispensing and spraying systems. Calmar offers the broadest range of such systems in the world, including a full line of fine mist, regular and trigger sprayers; regular, large and high-viscosity dispensers; and other specialty products. These products are used primarily for dispensing and packaging personal care, household, automotive, chemical and pharmaceutical products. Management attributes the Company's success to its global relationships with major customers, excellent product quality and service, advanced manufacturing capabilities and development of innovative products. The Company's largest customers include most major consumer products companies. The Company has been doing business with its ten largest customers, which together accounted for approximately 30% of its net sales in 1997, for an average of over 20 years.

     The markets for Calmar's products are generally characterized by stable aggregate end-user demand. These markets have grown as: (i) the demand for consumer products has grown, particularly internationally; (ii) Calmar's customers have increasingly used high-value-added dispensing and spraying systems to differentiate, add convenience and improve their products; (iii) new applications for the Company's technology have been developed, such as drug delivery systems, certain food applications and body sprays; and (iv) the cost of these products has continued to decline as technology and manufacturing techniques have improved.

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

     On January 10, 1996, the Company consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 11 1/2 Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes") which were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4, for each $1,000 principal amount of its outstanding Old Notes, of which $120.0 million principal amount was outstanding. As of March 15, 1998, $120.0 million principal amount of the Senior Subordinated Notes was outstanding.

     On October 4, 1996, the Company amended its New Credit Facility. The amendment replaced its current lender under the Revolver within the New Credit Facility, reduced the maximum borrowings permitted under the Revolver from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. At December 31, 1997, the borrowing base test permitted the Company to borrow up to $12.0 million.

     On July 16, 1997, the Company amended (the Second Amendment) its New Credit Facility to permit the Company to acquire certain assets of an existing licensee in Argentina and Brazil. See "--International Operations." On January 20, 1998, the Company amended (the Third Amendment) the New Credit Facility by increasing the amount the Company may borrow under its AXEL Series A facility by $5.0 million to support the Company's working capital requirements.

     The Company's executive offices are located at 333 South Turnbull Canyon Road, City of Industry, California 91749, and its telephone number is (626) 330-3161.

     Unless otherwise indicated, as used in this Form 10-K (i) all references to square feet are to gross square feet, rather than net selling space; and (ii) all references to a year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing January 1, 1997 and ending December 31, 1997 is referred to herein as "1997").


PRODUCTS

     Calmar believes it is the largest manufacturer of plastic pump spraying and dispensing systems in the world. Calmar manufactures three types of plastic pump sprayers (fine mist, regular and trigger sprayers), three types of plastic pump dispensers (regular, large and high-viscosity dispensers), child-resistant closures as well as custom-molded inhaler casings and aerosol valves. Calmar's products are designed, developed and manufactured using the Company's patents, proprietary processes and technology.

     The following table shows the contribution to Calmar's net sales made by plastic pump sprayers, plastic pump dispensers and other products during each of the last three years.


                                      YEAR ENDED DECEMBER 31,
                 --------------------------------------------------------------
                       1995                   1996                  1997
                 ----------------        --------------         ---------------
                                    (DOLLARS IN THOUSANDS)
Sprayers.........  $129,331   58%        $129,107   59%         $135,910   59%
Dispensers.......    71,209   32           69,469   32            74,301   32%
Other Products...    23,925   10           20,861    9            20,034    9%
                   --------  ---         --------  ---          --------  ---
    Total........  $224,465  100%        $219,437  100%         $230,245  100%
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

     Fine Mist Sprayers.   Fine mist sprayers emit a fine spray for use with
such products as hair sprays, fragrances, nasal sprays and other pharmaceutical products. Calmar is a major supplier of fine mist sprayers to the hair care industry in the U.S. and to the hair care, deodorant, fragrance and pharmaceutical markets in Europe. The Company currently manufactures nine models of fine mist sprayers. Fine mist sprayers are required for the application of fragrances and hair spray products in order to avoid concentrations of the products on any one area and to promote rapid drying. Pharmaceutical products, such as nasal sprays, require fine, micron sized particles for product efficacy. The Company's products are used for nasal applications in both the over-the-counter and prescription pharmaceutical markets. Recently, these sprayers have also begun to be used for food applications and body sprays.

     Regular Sprayers.   Regular sprayers emit a wetter, larger particle sized
spray than fine mist sprayers and are used with household cleaners, including window, tile and all-purpose cleaners, as well as throat sprays, automotive cleaners and insecticides. In Europe, regular sprayers are typically used in certain hair care and medical applications. The Company currently manufactures two models of regular sprayers. Regular sprayers are typically used with smaller-sized packages.

     Trigger Sprayers.   Trigger sprayers emit a spray similar to that of the
regular sprayers described above but are generally used for larger sized containers such as household, automotive and chemical products. The world market for trigger sprayers has experienced significant growth over the past five years primarily as a result of: (i) a significant decrease in trigger sprayer prices and manufacturing costs; (ii) the conversion from regular sprayers to trigger sprayers for larger applications; and (iii) the conversion from conventional closures to trigger sprayers for added convenience. Calmar currently manufactures three models of trigger sprayers.


Plastic Pump Dispensers
-----------------------

     The Company's plastic pump dispensers are primarily used to dispense pre-measured amounts of liquids, lotions and high-viscosity products.

     Regular Dispensers.   Regular dispensers are used primarily with products
such as liquid soaps, hand, face and body lotions and other applications requiring pre-measured amounts of products. The Company currently manufactures five models of regular dispensers, with several designs of each. Growth in this category has been driven by liquid soap products which have gained market share from traditional bar soaps. Regular dispenser sales have increased further as hand, face and body lotions were packaged to use dispensers.

     Large Dispensers.   Large dispensers dispense from one-eighth of an ounce
to one ounce of product at a time, which is a greater output than that of Calmar's regular dispensers. Large dispensers are used primarily for shampoos, hair conditioners, syrups, food products (such as mustard and ketchup in institutional size containers) and liquid detergents. The Company currently manufactures four models of large dispensers, with several designs of each, which include a product line with a locking pump which does not require outer protection for shipping.

     High-Viscosity Dispensers.   High-viscosity dispensers, which are sold
mainly in the U.S., are used almost exclusively with one major toothpaste manufacturer.

Other Products
--------------

     The Company is a supplier to Rhone-Poulenc Rorer of an inhaler casing used by asthmatics and sold under the Azmacort brand name. The product was introduced by Rhone-Poulenc Rorer in 1991 and is produced by Calmar in a clean room environment.

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

     Calmar also sells aerosol valves that are manufactured at its facility in Spain. These products are sold to the Spanish market only.


MARKETING STRATEGY AND DISTRIBUTION

     In North America, product managers are responsible for marketing and distribution and also act as liaisons with the Company's technology, manufacturing and finance personnel. Sales to customers in North America are made directly through the Company's direct sales force located throughout North America and indirectly through packaging distributors. In Europe, country managers have key account responsibilities for major customers, while sales and marketing are handled by a direct sales force under the direction of the Vice President of European Operations. Sales to the Pacific Rim are conducted through a direct sales force and licensees and are coordinated by a Managing Director based in Singapore. South American sales are conducted both through direct sales and licensees. Calmar also actively markets its products worldwide in trade journals and at trade shows.


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

     Although the Company has over 1,500 customers, approximately 30% of Calmar's net sales in 1997 were to its ten largest customers. The personal care and household products industry has consolidated over the past several years led primarily by multinational companies. These companies are increasingly demanding that their suppliers provide high quality products directly to their operations around the world on a cost-efficient and timely basis. Furthermore, as these companies continue to rationalize their supplier base, management believes that Calmar's ability to provide a broad range of products will improve the Company's competitive position.

     The Company sells components and finished goods to licensees in South America and the Pacific Rim. Calmar typically supplies such licensees with molded parts and such licensees then assemble the parts into finished products for sale in a specific market.


COMPETITION

     The markets for Calmar's products are highly competitive. Calmar competes with a number of public and privately-held companies, including divisions of larger companies, some of which have greater financial resources than the Company. Nonetheless, Calmar is the largest manufacturer of plastic pump spraying and dispensing systems in the world, measured by the number of units sold. In North America, Calmar believes that it has or shares a leading position in each of the markets in which it competes. In addition, the Company believes that no other manufacturer produces as wide a variety of plastic spraying and dispensing systems as Calmar.

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

     In the Pacific Rim and South America, Calmar typically competes with other multinational companies as well as local producers. In an effort to take advantage of the rapidly growing markets in the Pacific Rim and South America, Calmar has created three new wholly owned subsidiaries, Calmar Mercosur, S.A., Calmar do Brasil in South America, and Calmar Wuxi Dispensing Systems Ltd. in China. In addition, Calmar has signed a joint venture agreement in Indonesia in an effort to further increase presence and market share in the Pacific Rim. See "-International Operations."

     Calmar believes that it effectively competes primarily on the basis of its reputation and the quality, reliability, performance and prompt delivery of its products. Many of the Company's major customers are multinational companies competing on a global basis with worldwide brands and place increased emphasis on global sourcing of input materials and components. Management believes that Calmar's ability to serve these customers globally from its North American, European, South American, and Asian production bases will continue to be an important competitive factor.


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

     In 1995, 1996 and 1997, Research and Development expenditures totalled $4.5 million, $5.1 million and $5.0 million, respectively.



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

     The principal raw materials used by Calmar are polypropylene and high-density polyethylene resins. These raw materials are available from a number of suppliers in the United States and in Europe. Approximately 15% of Calmar's cost of sales in 1997 was attributable to plastic resin costs. The cost of plastic resins purchased by Calmar is subject to commodity pricing. The overall average price of plastic resins purchased by Calmar remained relatively unchanged during 1997. To date, the Company has been able to obtain sufficient quantities of plastic resin for its requirements. Calmar does not have long-term supply contracts for the purchase of raw materials, although it has long-standing relationships with its major suppliers.

     Calmar's manufacturing facilities (the majority of which are Company owned) and equipment represent advanced technology for the industry. The Company's Spanish and German plants have been International Standards Organization (ISO) 9001 certified. All of the Company's plants in the United States have been (ISO) 9001 certified. The production capacity of Calmar's manufacturing facilities depends to a great extent on the products manufactured. Since most of Calmar's injection molding machines are readily adapted to the manufacture of various products or components, production capacity may be shifted among various products by reallocating the injection molding machines or by contracting with independent molders who are provided with the Company's molds. Currently Calmar is at capacity with respect to the production of certain of its products. One of the Company's European subsidiaries has recently completed construction of a new facility which has reduced the Company's reliance on independent molders.


BACKLOG

     Calmar's largest customers typically provide Calmar with quarterly or annual estimates of their product requirements and confirm specific orders on a monthly basis. Calmar's backlog of orders, which it believes to be firm, was approximately $119 million as of February 28, 1998. Calmar expects that substantially all of its present backlog will be filled within the next 12 months.


INTERNATIONAL OPERATIONS

     The Company's German subsidiary, Calmar-Albert GmbH, manufactures and sells plastic pump sprayers and dispensers, primarily in the European market. The Company's Spanish subsidiary, Monturas S.A., is the largest producer of sprayers, dispensing pumps and aerosol valves in Spain. Calmar's French, Belgian, English and Italian subsidiaries are trading companies selling products produced by Calmar-Albert GmbH and Monturas S.A., as well as products manufactured by the Company in the U.S. The Company's Canadian subsidiary sells certain of Calmar's products manufactured in the U.S. The Company's Argentinean and Brazilian subsidiaries sell plastic pump sprayers and dispensers in South America. The Company's Chinese subsidiary assembles and sells plastic pump sprayers and dispensers in Asia. For a discussion of the amounts of revenue, operating income and identifiable assets attributable to the Company's international operations and the amount of export sales, see Note 12 to the Company's Consolidated Financial Statements.

     In August 1997, Calmar acquired certain assets of a licensee in Argentina and Brazil, Magiplast S.A. through its two new wholly-owned subsidiaries, Calmar Mercosur, S.A. and Calmar do Brasil. The main purpose for this acquisition was to take advantage of the rapidly growing South American market and to provide Calmar control of its sales, marketing and distribution channel in this market. Calmar's manufacturing operations in South America continue to be performed by Magiplast S.A.

     In October 1997, Calmar incorporated a Chinese subsidiary, Calmar Wuxi Dispensing Systems Ltd., to take advantage of the rapidly growing Chinese market and to provide Calmar control of its sales, marketing and distribution channel in this market.

     The Company also has licensees located in Japan, South Korea, Hong Kong, South Africa, Australia, Argentina and India.

     The Company signed a joint venture agreement in Indonesia in August 1997 and is waiting for government approval for consummation of the joint venture arrangement.

     Sales outside of North America (including export sales) accounted for approximately 47% and 45% of the Company's total revenues in 1996 and 1997, respectively. These sales are subject to a number of inherent risks, including the impact of inflationary environments in economies outside the United States and generally longer receivables collection periods, as well as tariffs and other potential trade barriers which may reduce the profitability to the Company of such sales.

     The U.S. dollar value of revenues derived from products sold outside the United States (excluding U.S. export sales) varies with currency exchange rate fluctuations, and the Company's consolidated revenues may be unfavorably impacted by significant increases in the value of the U.S. dollar relative to certain foreign currencies. Calmar's domestic operations currently export products with invoices denominated in U.S. dollars to eliminate any such exchange rate risk. During 1997, many Asian nations including Indonesia, experienced significant currency devaluation. In previous years, similar circumstances have occurred in certain South American economies. See Note 1 to the Consolidated Financial Statements. In addition, with respect to product sales which are denominated in a currency other than the functional currency of the country in which the Company subsidiary making the sale is located, the Company may be exposed to gains or losses based upon fluctuations in exchange rates. In practice, Calmar's subsidiaries invoice in their own functional currency whenever possible and are involved in some hedging arrangements with respect to foreign currencies. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


EMPLOYEES

     As of December 31, 1997, Calmar employed 1,950 persons. At such date, 28% of Calmar's U.S. employees were covered by collective bargaining agreements. Approximately 130 employees in Germany and 217 employees in Spain were represented by national labor unions. The collective bargaining agreement covering employees at the Company's facility which represents 12% of the workforce in California will expire during 1998.

     Calmar believes that its relationship with its employees is excellent and is not aware of any threatened labor activity affecting its employees. Calmar has never experienced a work stoppage due to a labor dispute.

ITEM 2.        PROPERTIES.


     Calmar manufactures products at six Company-owned plants located in California, Ohio, Missouri, Germany and Spain and a leased plant located in Germany and assembles products in leased facilities in Argentina and China, and manufactures springs at one Company-owned facility in Ohio. Calmar also leases a number of sales offices throughout the world. All of the Company's domestic real properties are subject to a first priority lien securing the New Credit Facility. See "Item 1. Business--The Refinancing."

     Calmar's manufacturing operations are conducted at the facilities described below:


                                         SIZE
                                      (APPROX.)
             LOCATION                  SQ. FT.
-----------------------------------   ----------
City of Industry, California.......      125,800
Washington Court House, Ohio.......      117,000
Washington Court House, Ohio.......       15,600
Lee's Summit, Missouri.............      133,100
Lee's Summit, Missouri.............       65,000
Hemer, Germany.....................       90,000
Hemer, Germany (leased)............       43,000
Barcelona, Spain...................      129,000
Buenos Aires, Argentina (leased)...       22,000
Wuxi, China (leased)...............       20,000

     The Company believes that its existing facilities are in good condition and are suitable and adequate to meet its current needs. The Company has plans to purchase a building in the United States to handle its anticipated future growth. Currently, the Company's planned capital expenditures contemplate the acquisition of additional molding equipment. Historically, contract molders have been readily available to provide the Company with additional molding capacity and the Company expects that contract molders will continue to be readily available.


ENVIRONMENTAL REGULATIONS

     Management believes the Company is in substantial compliance with national, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, except as outlined below. In June 1987, the California Regional Water Quality Control Board (Water Control Board) required the Company to conduct an investigation of possible soil and groundwater contamination of the Company's City of Industry facility. This investigation indicated that soils and groundwater under the site had been impacted by industrial cleaning solvents. Since 1987, the Company has continued to investigate and monitor the site. The investigations performed to date indicate that some of the contamination on the site may result from off-site sources unrelated to the Company. The Water Control Board has requested that the Company begin soil remediation at the site. In October 1997, the Company submitted a remediation plan to the Water Control Board and is currently waiting for Board approval.
The Company also continues to evaluate soil cleanup options. The Company believes it will have some insurance coverage for this matter.

     In June 1993, the EPA sent 64 companies and individuals, including the Company, letters notifying the recipients that they were considered potentially liable for groundwater contamination in the Puente Valley Operable Unit of the San Gabriel Superfund Site. The Company's City of Industry facility is located in the Puente Valley Operable Unit. In response to the EPA's request, the Company and a majority of the recipients of the notice formed a steering committee known as the Puente Valley Steering Committee (PVSC). In September 1993, 47 companies (including Calmar) and individuals in the Puente Valley, entered into an Administrative Order on Consent (AOC) whereby such companies and individuals, including the Company, agreed to conduct a remedial investigation and feasibility study under the oversight of the EPA. A remedial investigation report and feasibility study were issued in May 1997. The total costs related to conducting this study were estimated to be approximately $5,000,000 of which $4,800,000 has been paid to date. The Company's share is expected to be approximately $150,000 of which $132,000 has been paid to date. The Company believes that it will have some insurance coverage in this matter.

     In January 1998, the EPA issued a proposed remediation plan which identified a remedial system for intermediate and shallow groundwater zones as the preferred remedy. The estimated cost of the plan, if ultimately approved, is approximately $29 million if only treatment for industrial solvents is necessary or $51 million if treatments for total dissolved solids and nitrates is also required. The EPA is expected to issue its final Record of Decision by mid 1998. Upon issuance of the final Record of Decision, it is expected that the potentially responsible parties (PRPs) identified by the EPA will develop specific remediation plans in response to a demand by the EPA and that the parties will participate in a cost allocation process whereby each PRP will be allocated a percentage share of the remediation responsibility (and thus a percentage share of the remediation costs). A precise estimate of the total remediation cost ultimately to be paid by the Company is not yet determinable.
A more precise estimate of costs will be available upon issuance of the Record of Decision and demand by the EPA, the development of the response and remediation plan by the PRPs, and an agreement on allocable percentages of responsibility of the PRPs. It is expected that any remediation plan developed by the PRPs will include ongoing monitoring of the site, as well as intermediate groundwater zones. It is estimated that any remediation would require at least 15 years to complete and perhaps significantly longer. The Company believes it has insurance coverage for legal defense costs, and possibly indemnity, in this matter. Some amounts of defense costs have already been paid by the carriers. No amounts have yet been incurred for remediation and therefore no claims have been forwarded to the carriers for payment. At December 31, 1997, the Company has accrued approximately $400,000 for potential environmental liability. Estimates of ultimate liability (as well as the Company's allocated percentage of responsibility) may change significantly based upon the nature of the proposed remediation plan which has yet to be developed by the PRPs.

     The Company may be required to incur other costs and expenses from time to time in order to generally comply with environmental laws and regulations; however, the Company does not anticipate that such costs and expenses will have a material adverse effect on the Company's results of operations. No assurances can be given, however, that the historical, current or future uses and conditions of the Company's facilities or operations will not result in the imposition of liability under environmental laws.


GOVERNMENT REGULATION

     Although the Company is not generally subject to significant government regulation of its products, several states have mandated a reduction in the level of volatile organic compounds ("VOC") in the formulation of certain products, such as hairspray, that may be dispensed by Calmar's fine mist products. The current regulations require manufacturers of hairsprays to maintain a VOC level of no more than 80%. Effective June 1, 1999, the maximum permissible VOC level will be reduced to 55% in California. In reduced VOC level hairspray formulations, VOC's are typically replaced by water. Currently, formulations are being developed and the Company is aggressively working to adapt fine mist sprayer products to reduced VOC level formulations. Although the Company has been successful in redesigning a fine mist sprayer to accommodate currently allowable VOC formulations and is aggressively working to adapt a fine mist sprayer to accommodate further reductions in the permitted VOC content of product formulations mandated in 1999, there can be no assurance that consumers will find reduced VOC hairspray acceptable, that such reductions would be compatible with a fine mist sprayer or that an effective fine mist sprayer could be developed at a reasonable cost and, in such event, there may be an adverse impact on the Company's results of operations.


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

                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

     There is no established public trading market for the common stock of the Company. As of March 15, 1998, the number of record holders of common stock of the Company was 36.

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


                      SELECTED CONSOLIDATED FINANCIAL DATA




                                                                             YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                    1993              1994             1995(1)          1996              1997
                                                   ------            ------           ---------        ------            ------
                                                                             (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales..........................     $175,364          $203,344          $224,465        $219,437          $230,245
Gross profit.......................       42,812            53,284            56,021          56,450            63,295
Selling, general and
 administrative expenses...........       34,437            34,641            35,559          37,097            37,956
Operating income...................        8,375            18,643            20,462          19,353            25,339
Income before net interest and
 taxes(2)..........................        8,918            19,201            21,520          20,555            26,289
Interest expense...................      (28,277)          (27,788)          (27,265)        (24,487)          (24,943)
Interest income....................          382               413               396             320               285
Income (loss) before income taxes,
 extraordinary item and cumulative
 effect of accounting change.......      (18,977)           (8,174)           (5,349)         (3,612)            1,697
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change.................      (17,813)           (9,090)           (6,432)         (3,398)            1,631
Net income (loss)..................      (25,527)           (9,090)          (15,960)         (4,016)            1,697

BALANCE SHEET DATA:
Total assets.......................     $280,595          $282,405          $289,785        $282,738          $284,641
Long-term debt.....................      212,859           208,705           235,785         232,867           238,571
Stockholders' equity (deficiency)..       (2,428)           (9,632)          (23,619)        (29,398)          (32,241)

OTHER DATA:
Capital expenditures...............     $ 22,930          $ 18,707          $ 18,290        $ 16,681          $ 22,947
Research and development costs.....        3,262             4,065             4,546           5,139             5,017
Depreciation and amortization
 expense...........................       23,970            24,835            25,135          24,167            24,502
EBITDA(3)..........................       36,565            44,574            47,212          45,190            51,007
Ratio of EBITDA to total interest
 expense(4)........................         1.29x             1.60x             1.73x           1.85x             2.04x
Ratio of earnings to fixed
 charges(5)........................           -                 -                 -               -               1.06x
Net cash provided by operating
 activities........................        9,233            12,976            17,274          21,233            10,767
Net cash used in investing
 activities........................      (20,503)          (14,873)          (14,361)        (15,228)          (23,506)
Net cash provided by (used in)
 financing activities..............        7,462            (3,298)            3,534          (5,701)           10,942

                                                     Footnotes on following page

___________________
(1) The consolidated financial information includes adjustments to reflect the issuance of the Old Notes and New Credit Facility, redemption of the Senior Secured Notes and Subordinated Notes and recognition of an extraordinary loss for redemption of such former indebtedness. See the Consolidated Financial Statements.

(2) Income before net interest and taxes is before the effect of an extraordinary charge for certain extinguishments of debt in 1995 and 1996 and a change in the method of accounting for postretirement benefits in 1993.

(3) EBITDA represents income before interest, income taxes, depreciation and amortization and certain other non-recurring items. EBITDA data is included because the Company believes that such information is an indicator of a leveraged company's ability to service debt and because such data is used in certain financial tests in the Indenture. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative either to net income as an indicator of operating performance or to cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. Under the Company's former and existing credit agreements, EBITDA excludes the effects of certain non-recurring items amounting to $3,677, $538, $557, $469 and $216 for the years ended December 31, 1993 through 1997, respectively. Non-recurring items in fiscal 1993 consisted of additional consulting services, termination expenses associated with the closure of the Mexican manufacturing facility and the relocation of such facility to the United States, and certain operating expenses related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 for postretirement benefits other than pensions. In each of the other periods presented above, non-recurring items resulted from certain operating expenses associated with SFAS No. 106. The adoption of the accounting change for postretirement benefits did not require any cash outlay.

(4) The ratio of EBITDA (as defined in footnote 3 above) to total interest expense is calculated by dividing EBITDA by total interest expense. Total interest expense consists of total interest paid or accrued on the Company's debt obligations. This ratio is included because the Company believes it is a measure of the availability of cash from operations to pay interest and because such data is used in certain financial tests in the Company's debt agreements. However, this ratio is not intended to be a substitute for the ratio of earnings to fixed charges.

(5) For purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes, and fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and that portion of operating lease rental expense which represents the interest factor. As set forth in the table above, the consolidated earnings of the Company were inadequate to cover fixed charges during 1993 through 1996. The deficiency of earnings available to cover fixed charges for these years amounted to ($18,997), ($8174), ($5349) and ($3612) respectively. The ratio of earnings to fixed charges is calculated by dividing earnings by fixed charges.

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


     The following table sets forth selected results of operations as a percentage of net sales for the periods indicated:


                                                                        FISCAL YEARS
                                                               --------------------------
                                                                   1995     1996     1997
                                                               --------------------------

                Sprayers.......................................    57.6%    58.8%    59.0%
                Dispensers.....................................    31.7     31.7     32.3
                Other products.................................    10.7      9.5      8.7
                                                                 ------   ------   ------
                 Net sales.....................................   100.0%   100.0%   100.0%

                Gross profit...................................    25.0%    25.7%    27.5%
                Selling, general and administrative expenses...    15.8     16.9     16.5
                Operating income...............................     9.1      8.8     11.0


RESULTS OF OPERATIONS


     Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996


     Net sales for the year ended December 31, 1997 totaled $230.2 million, an increase of $10.8 million, or 4.9%, from 1996. Net sales would have grown by 10.3% but for the unfavorable impact in foreign exchange rates of $11.7 million. Sprayer sales experienced sales growth of 5.3% in the aggregate from the prior year. Of the sprayer sales increase, trigger sprayers increased 11.1% from the prior year. The increased trigger sprayer sales in North America and Europe resulted from product promotions and increased business from certain major customers. Although fine mist sales in units increased by 14.6%, sales in dollars increased only slightly primarily due to lower selling prices and the negative impact of exchange rate translations relating to Europe. Total dispenser sales experienced sales growth of 7.0% in the aggregate from the prior year. The increase in dispenser sales was a result of increased demand for liquid soaps and body lotions.


     Gross profit for the year ended December 31, 1997 increased $6.8 million, or 12.1%, from the comparable 1996 period. Gross profit percentage of sales increased from 25.7% in 1996 to 27.5% in 1997. The increase in gross profit as a percentage of sales is a result of higher sales volumes, increased cost absorption and lower outside molding costs in Europe.


     Selling, general, and administrative expenses were $38.0 million, or 16.5%, of net sales for the year ended December 31, 1997 as compared to $37.1 million, or 16.9%, of net sales for 1996. The increase in selling, general, and administrative expenses is primarily due to incremental expenses related to South America. Selling, general, and administrative expenses remained relatively consistent for North America and the other subsidiaries.


     Operating income for the year ended December 31, 1997 increased to $25.3 million, or 11.0%, of net sales as compared to $19.4 million, or 8.8%, of net sales for 1996. The increase was achieved principally through significant growth in sales as discussed above.

     Interest expense increased $0.5 million, or 2%, from the previous year due to increases in the Company's borrowing levels. The income tax benefit for 1997 was primarily due to the decrease in deferred tax liabilities from the Company's European operations. The U.S. tax liability for the year ended December 31, 1997 was partially offset by the Company utilizing U.S. net operating loss carryforward.


     Net income for the year ended December 31, 1997 increased to $1.7 million as compared to a net loss of $4.0 million in 1996. The increase was principally a result of increased operating profit due to significant growth in sales in the current year.


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


     The Company's primary source of cash continues to be its cash flow from operations. In addition, the Revolver is available to support the Company's working capital requirements. The net cash provided by operating activities decreased by $10.5 million for the year ended December 31, 1997 under the comparable 1996 period. The decrease in cash flows from operations was mainly due to the cash used by the changes to support increases in accounts receivable and inventories and decreases in accounts payable. Working capital at December 31, 1997 was $27.7 million compared to $20.5 million at December 31, 1996. The increase in working capital is primarily attributable to an increase in accounts receivables and inventories partially offset by increased short-term borrowings.

     The net cash used in investing activities for the year ended December 31, 1997 increased by $8.3 million due primarily to increased purchases of property and equipment. For the year ended December 31, 1997, capital expenditures were $22.9 million which were funded primarily by available cash. Capital expenditures, primarily for the purchase of new manufacturing equipment, for fiscal 1998 and for fiscal 1999 are expected to exceed $23.0 million for each year. These amounts represent both expected cash outlays and equipment financings. Currently Calmar is at capacity with respect to the in-house molding of certain of its products and the Company's planned capital expenditures contemplate expanding its molding capacity. The production capacity of Calmar's manufacturing facilities depends to a great extent on the products manufactured. Since most of Calmar's injection molding machines are readily adapted to the manufacture of various products or components, production capacity may be shifted among various products by reallocating molding machines or by contracting with independent molders who are provided with the Company's molds. The Company's capital expenditure program is designed, in part, to reduce the Company's use of contract molders, and thereby increase the Company's margins. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $7.2 million as of December 31, 1997) and cash flow from operations. The Company did not have any other material commitments for capital expenditures as of the end of fiscal 1997.


     The net cash provided by financing activities increased by $16.6 million for the year ended December 31, 1997 from the comparable period of 1996 primarily due to the Company utilizing $5.0 million on the "Revolver," lower principal payments on long-term debt and the increase in cash overdraft. Additionally, in 1996, the Company prepaid certain equipment debt and certain Monturas acquisition obligations which totalled approximately $3.5 million. The Company has entered into certain interest rate cap agreements to reduce the risk of significant increases in interest payments for the term loan portion of the New Credit Facility that would be caused by interest rate increases. In January 1998, the Company amended its New Credit Facility to increase the amount the Company may borrow under its AXEL Series A facility by $5.0 million to support the Company's working capital requirements.


     In 1997, the Company made scheduled principal payments of $1.1 million and $4.7 million with respect to the New Credit Facility and other long-term debt, respectively. The scheduled principal payments over the next five years pursuant to the New Credit Facility are $1.1 million in 1998; $10.0 million in 1999; $12.0 million in 2000; $15.0 million in 2001; and $17.0 million in 2002.
In addition, other long-term debt requires scheduled principal payments of approximately $4.1 million, $8.6 million, $3.5 million, $3.1 million and $1.3 million in 1998 through 2002, respectively. There is no principal amortization of the Senior Subordinated Notes during these periods. It is expected that these payments will be funded through cash flow from operations.


     In 1997, cash interest expense for existing borrowings was $24.7 million. The Company estimates that cash interest expense for existing borrowings for the fiscal years 1998 through 2002 will be approximately $23.4 million, $23.1 million, $22.5 million, $21.4 million and $20.2 million, respectively, assuming
(i) the interest rate for borrowings under the Senior Subordinated Notes, the Series A term loan under the New Credit Facility, the Series B term loan under the New Credit Facility and other long-term debt is 11.5%, 9.0%, 9.2% and various rates ranging from 5.5% to 10.5%, respectively; and (ii) only scheduled amortization payments on the term loans and other long-term debt are made during this period.


     In October 1996, the Company amended its New Credit Facility. The amendment replaced the Company's current lender under the Revolver within the New Credit Facility through assignment of the Revolver to a new lender which was deemed to be a repayment of the Revolver, reduced the maximum borrowings permitted under the Revolver from $20.0 million to $12.0 million, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. As amended, the Revolver under the New Credit Facility has a remaining term of three years and permits borrowing of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At December 31, 1997, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had outstanding borrowings of $5.0 million in the aggregate and letters of credit of $1.0 million, leaving $6.0 million available for borrowing.


     In connection with obtaining the amendment and significantly modifying the New Credit Facility, the Company incurred fees (to lenders and advisors) of $0.7 million. These amounts were recorded as debt issue costs and are amortized over the remaining terms of the respective components of the New Credit Facility. In addition, as discussed above, the Company recognized an extraordinary loss on the extinguishment of the Revolver under the New Credit Facility in the amount of $0.6 million.


     The indenture which governs the terms of the Senior Subordinated Notes (the "Indenture") and the New Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio and a minimum current ratio. In addition, the New Credit Facility contains other affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of December 31, 1997, the Company was in compliance with all covenants contained in such debt instruments.


     The terms of the Indenture allow for the incurrence of additional indebtedness, including Senior Debt (as defined in the Indenture) and secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At December 31, 1997, the Consolidated Cash Flow Ratio was 2.0 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to the compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the New Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.


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


     Cumulative dividends aggregating $78.5 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through December 31, 1997. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of December 31, 1997.


     The Company had unused credit facilities available to its European subsidiaries of $2.9 million at December 31, 1997.


     The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the Revolver under the New Credit Facility and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the Revolver.


     The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which would result in additional federal taxes of up to $5.5 million, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $36.7 million to $27.6 million. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.


     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively; in February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS No. 132) (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in it annual financial statements SFAS No. 132 revised employers disclosures about pension and other postretirement benefit plans. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130, SFAS No. 131 and SFAS No. 132, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.


YEAR 2000


     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Processing errors due to Year 2000 software failures are a known risk. The Company has established processes for evaluating and managing the risks and costs associated with this potential problem. The cost of achieving Year 2000 compliance is estimated to be approximately $200,000 over the cost of normal software upgrades and replacements and will be incurred and expensed through fiscal 1999.


EFFECT OF INFLATION


     The effect of inflation on the Company's results of operations has not been material in the periods discussed.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


     Not applicable.


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


            NAME                AGE                      POSITION
-----------------------------   ---   -----------------------------------------
Richard J. Hartl.............    60   President, Chief Executive Officer,
                                      Chairman of the Board and Director
C. Richard Huebner...........    51   Executive Vice President, Chief Financial
                                      Officer, Secretary and Director
Jacques J. Barriac...........    57   Vice President, Technology
David C. Guinta..............    49   Vice President, North American Sales
Ramon Marti..................    46   Vice President and Managing Director,
                                      European and South American Operations
Christopher M. Harrison(1)...    50   Managing Director and Vice President,
                                      European Operations and Director
Aldie E. Johnson, III........    46   Vice President and General Manager,
                                      Personal Care Products Division
John P. McKernan.............    38   Vice President and General Manager,
                                      Chemical and Cleaning Products Division
Donald K. Miller.............    60   Vice President, Engineering
Thomas F. Perong.............    58   Vice President, Human Resources
Gunnar Backman(2)............    60   Director
Matt L. Figel................    38   Director
Donald E. Knox...............    78   Director
Harry T.J. Roberts...........    63   Director
John M. Roth.................    39   Director
Ronald P. Spogli.............    50   Director
William M. Wardlaw...........    51   Director

______________

(1) Mr. Harrison resigned from the Company and as director effective March 31, 1997.

(2)  Mr. Backman resigned as director effective December 31, 1997.


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


     Mr. Marti has served as Vice President and Managing Director of European and South American Operations of the Company since June 1997 and Managing Director of Monturas S.A., which became Calmar's Spanish subsidiary in December 1992, from June 1989 to June 1997. Prior to such time, Mr. Marti was employed as Deputy General Manager of Monturas S.A. from July 1988 to June 1989 and then was appointed Chief Executive Officer in December 1992. From 1980 to 1988, Mr. Marti was employed by CCL Iberica-Barcelona as General Manager and then was promoted to President in 1984.


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


     Mr. Backman has been with Svenska Handelsbanken, a major Swedish bank, since 1970 serving in various capacities before becoming General Manager and Senior Vice President of Svenska Handelsbanken New York in 1983. In 1986, Mr. Backman was appointed Deputy of the Central Credit Department in Sweden and became an Executive Vice President of Svenska Handelsbanken Sweden in 1989. Since 1994, Mr. Backman has also served on the boards of directors of several subsidiaries of the bank. AB Handel och Industri, which owns 36.4% of the outstanding common stock of Calmar, is a wholly-owned subsidiary of Svenska Handelsbanken Sweden. Mr. Backman became a director of the Company in December 1995. Mr. Backman resigned as director effective December 31, 1997.


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


ITEM 11.  EXECUTIVE COMPENSATION.


     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for (i) the year ended December 31, 1995, (ii) the year ended December 31, 1996, and (iii) the year ended December 31, 1997.

                                 SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                           ---------------------------------------------------------   ----------------
                                                                                      OTHER ANNUAL         ALL OTHER
        NAME AND PRINCIPAL POSITION           YEAR    SALARY(1)       BONUS(2)      COMPENSATION(3)     COMPENSATION(4)
----------------------------------------------------------------------------------------------------   ----------------

Richard J. Hartl...........................   1997    $301,000       $175,000               --                  $32,214
President and Chief Executive Officer         1996     301,000        145,000               --                   22,609
                                              1995     301,000        150,000               --                   22,270

C. Richard Huebner.........................   1997     196,000         80,000               --                   46,333
Executive Vice President and Chief            1996     192,000         60,202               --                   47,577
 Financial Officer                            1995     188,000         64,814               --                   45,390

Aldie E. Johnson, III......................   1997     162,000         80,000               --                   10,528
Vice President and General Manager,           1996     153,558         52,963               --                    3,341
 Personal Care Products Division              1995     134,000         43,557               --                    7,533

Ramon Marti(5).............................   1997     146,704         17,810               --                        0
Vice President and Managing Director,         1996     151,077          7,845               --                        0
 European and South American Operations       1995     143,392          8,927               --                        0

John McKernan(6)...........................   1997     146,415         54,000               --                    4,974
Vice President and General Manager,           1996     126,000         43,458           64,183   (7)              1,325
 Chemical and Cleaning Products Division

___________________


(1) Amounts include $41,000 of supplemental deferred compensation earned by Mr. Hartl in 1995, 1996 and 1997.

(2) Represents payments made to executive officers pursuant to the Calmar Inc. Executive Incentive Plan in 1995, 1996 and 1997 with the exception of $150,000, $145,000 and $175,000 bonuses earned but deferred by Mr. Hartl in 1995, 1996 and 1997 respectively.

(3) While certain officers received certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officers' respective salaries and bonuses.

(4) Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers which specifically include the following for Messrs. Hartl, Huebner, Johnson, Marti and McKernan, respectively: (i) Company contributions to the 401(k) Plan of: Hartl: $4,750 in 1997, $4,750 in 1996 and $4,620 in 1995;
    Huebner:  $4,750 in 1997, $4,750 in 1996 and $4,620 in 1995; Johnson:  $0 in
    1997, 1996 and 1995; Marti:  $0 in 1997, 1996 and 1995; and McKernan:
    $4,750 in 1997 and $1,131 in 1996; (ii) Company payments to the Deferred Compensation Plan of: Hartl: $22,550 in 1997, $14,709 in 1996 and $14,500
    in 1995; Huebner:  $12,841 in 1997, $12,792 in 1996 and $9,950 in 1995;
    Johnson:  $9,856 in 1997, $2,712 in 1996 and $7,225 in 1995; Marti:  $0 in
    1997, 1996 and 1995; and McKernan: $0 in 1997 and 1996; (iii) Company payments of term life insurance premiums of: Hartl: $4,914 in 1997, $3,150 in 1996 and 1995; Huebner: $1,405 in 1997, $1,371 in 1996 and $807 in 1995;
    Johnson:  $672 in 1997, $629 in 1996 and $308 in 1995; and McKernan:  $224
    in 1997 and $194 in 1996. In addition, amounts shown include imputed interest on certain employee loans for Mr. Huebner of $27,337 in 1997, $28,664 in 1996 and $30,013 in 1995.

(5) Mr. Marti joined the Company in December 1992 and became Vice President and Managing Director, European and South American Operations in June 1997.

(6) Mr. McKernan joined the Company in February 1996.

(7) Consists of a moving allowance of $39,183 and a signing bonus of $25,000 paid to Mr. McKernan in 1996.

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


     Bonuses paid or to be paid to the Named Executive Officers under the Executive Incentive Plan in 1995, 1996 and 1997 have been included in the Summary Compensation Table set forth above.



401(k) PLAN


     The Company maintains a 401(k) plan (the "401(k) Plan") pursuant to which all domestic salaried and hourly employees (except employees covered by a union retirement plan), after completing six months of service with the Company, can elect to defer Federal income taxation on up to 15% of their total annual compensation, including salaries and bonuses, by having such amount contributed by Calmar to the trust established under the plan rather than paid to the employee. All salary deferral and voluntary contributions made for or by the employee participant are immediately fully vested. Calmar will make a contribution each year in an amount equal to 50% of the employee's salary deferral contributions for management employees, up to a maximum of 3% of the employee's total compensation (not to exceed $4,750). Calmar will make a contribution each year in an amount equal to 75% of the employee's salary deferral contributions for qualified hourly employees, up to a maximum of 4.5% of the employee's total compensation (not to exceed $7,125). Company matching contributions vest at the rate of 20% thereof for each full year of service. Although generally amounts held for the account of the employee under the 401(k) Plan cannot be distributed until the employee reaches the age of 65, or 55 and has 10 full years of service, or has 30 full years of service, early distribution of (or borrowing from) voluntary contributions is permitted, and early distribution of salary deferred contributions is permitted, in certain circumstances of hardship.


     Salary deferral and Company matching contributions to the 401(k) Plan made or to be made for or by the Named Executive Officers of the Company have been included in the notes to the Summary Compensation Table set forth above.


DEFERRED COMPENSATION PLAN


     Calmar maintains a deferred compensation plan (the "Deferred Compensation Plan") which provides certain executives with retirement income and permits such executives to determine the manner in which they will receive such income.
Under such plan, for the calendar years 1987 through 1994, the Company credited to an account established for each eligible participant 5% of such participant's base salary and bonus. For calendar years after 1994, the Company shall determine, in its sole discretion, the deferral percentage or amount that shall be credited to the participant's deferred compensation account (the "Deferred Compensation Account"). The amount contributed is typically used to purchase an insurance policy on the life of the participant. A participant who, after five years of consecutive employment with the Company, is terminated for cause or resigns prior to the established retirement date, is entitled to receive a benefit equal to 100% of the amount in the participant's Deferred Compensation Account. This amount will be distributed in a lump sum or 20 equal quarterly installments. A participant who is terminated without cause, is entitled to a benefit equal to 120% of the amount in the participant's Deferred Compensation Account. If a participant's employment is terminated for any reason other than death before five consecutive years of employment, such participant's Deferred Compensation Account is forfeited to the Company. If the participant dies before completing five years of consecutive employment, the designated beneficiary is entitled to 50% of the net proceeds of the participant's policy, while the beneficiary of a participant dying after five years of consecutive employment is entitled to 100% of the net proceeds of the participant's policy. Benefits for death and termination without cause may be disbursed in a lump sum or in 20 equal quarterly installments. As of December 31, 1997, approximately $893,000 has been provided for in the Deferred Compensation Accounts established under the Deferred Compensation Plan.


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


     Up to 216,360 shares of Calmar's common stock may be issued under the Option Plan upon the exercise of Options granted thereunder. On September 3, 1991, in connection with its offer of employment, the Company granted a nonqualified stock option under the Option Plan to Mr. Hartl for 50,000 shares of common stock at an exercise price of $10.00 per share. As of March 15, 1998, Options covering an aggregate of 152,177 shares (including Mr. Hartl's option) of the Company's common stock were outstanding under the Option Plan.


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


     The following table sets forth information concerning the number and value of securities underlying unexercised Options held by each of the Named Executive Officers at December 31, 1997. No Options were granted to the Named Executive Officers or exercised by the Named Executive Officers in 1997.

                                 FISCAL YEAR-END OPTION VALUES




                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                     UNDERLYING                        IN-THE-MONEY
                         UNEXERCISED OPTIONS AT FY-END (#)         OPTIONS AT FY-END ($)(1)
                        ----------------------------------   ---------------------------------
          NAME                EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----------------------  ----------------------------------   ---------------------------------
Richard J. Hartl........            50,000/0                               N/A
C. Richard Huebner......            61,331/0                               N/A
Aldie E. Johnson, III...                 0/0                               N/A
Ramon Marti.............                 0/0                               N/A
John McKernan...........                 0/0                               N/A

_______________
(1) Because there is no established public trading market for the common stock of the Company, the Board of Directors of the Company determines the fair market value of the Company's common stock from time to time. The Company believes that the fair market value of the Company's common stock was $10.00 per share as of December 31, 1997. The exercise price of each of the Options listed above is $10.00 per share. On this basis, none of the Options held by the Named Executive Officers were "in-the-money" as of December 31, 1997.


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

EMPLOYMENT AGREEMENTS


     Mr. Hartl is party to an employment agreement with the Company which contains customary employment terms and provides for a current annual base salary of $301,000, an annual incentive bonus under the Executive Incentive Plan, fringe benefits, participation in benefit plans, and such other compensation as approved by the Board of Directors. The term of the employment agreement is the latter of the close of business on the date of a Change of Control (as defined below) or May 2, 1998, unless earlier terminated as provided therein. The Company may terminate Mr. Hartl's employment during the term for cause, upon Mr. Hartl's disability or without cause. If Mr. Hartl is terminated without cause, he would be entitled to, among other things, 125% of his base annual salary payable for the remainder of the term as if he had not been terminated but no less than the amount of the annual base salary and the bonus payable to him under the Incentive Plan for the most recently completed fiscal year prior to termination (if not previously paid by the Company). In addition, the Company would continue to pay all benefits, including his premiums for health care continuation coverage under the Calmar Inc. Retiree Health Benefit Plan. Upon a change of control, Mr. Hartl will be entitled to the use of his company vehicle for the remainder of the current lease term, the transfer of ownership of a certain personal computer and continued participation in the Calmar Medical Plan until he reaches age 65. The employment agreement also contains noncompetition and confidentiality provisions. Pursuant to the Deferred Compensation Arrangement effective as of January 1, 1995, by and between Mr. Hartl and the Company, Mr. Hartl may defer until a subsequent year up to 100% of his compensation. The Company maintains a Supplemental Executive Retirement Plan for the benefit of Mr. Hartl. Under this Plan, Mr. Hartl will, upon retirement, receive an annual benefit in an amount determined by Mr. Hartl's age at retirement.


     Mr. Huebner is a party to an employment agreement with the Company which contains customary employment terms and provides for an annual base salary of $196,000 and for an annual incentive bonus under the Executive Incentive Plan. If the successor to all or substantially all of the business and/or assets of the Company does not assume the Company's obligations under Mr. Huebner's employment agreement, then Mr. Huebner would be entitled to a payment equal to two times the sum of his base salary and all incentive compensation awarded pursuant to the Executive Incentive Plan during the 12 months preceding such termination of his employment agreement. In addition, upon termination of his employment agreement under certain circumstances (including the failure of a successor entity to assume the obligations of his employment contract), Mr. Huebner would be entitled to the continuation of all employee benefit plans for two years following such termination and payment of any legal fees incurred by Mr. Huebner as a result of such termination of employment. The employment agreement also includes confidentiality provisions.


     Certain employees, including Messrs. Johnson, McKernan and Marti are parties to agreements affording them certain rights upon a Change of Control (as defined below) of the Company. If any such employee is terminated without cause within one year of a Change of Control, he will be entitled to (i) a lump sum amount equal to his base annual salary prior to the Change of Control and (ii) the reimbursement of reasonable expenses accrued through the effective date of such termination. For purposes of such agreements and Mr. Hartl's employment agreement discussed above, the term "Change of Control" is defined as: (i) the acquisition in one or more transactions of beneficial ownership (within the meaning of Rule 13d(3) under the Exchange Act) by (y) any person or entity (other than FS&Co. and its affiliates) or (z) any group (as defined in Section 13(d) under the Exchange Act) other than FS&Co. and its affiliates of any voting stock of the Company such that, as a result of such acquisition, such person, entity or group has the ability to elect, directly or indirectly, a majority of the members of the Board, or (ii) the sale of all or substantially all of the assets of the Company (including within such assets the capital stock of any subsidiary) and its subsidiaries, in a single transaction or a series of transactions, to any person or persons.


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


     The following table sets forth estimated annual benefits payable upon retirement to persons in specified remuneration and years of service classifications under the Pension Plan (without regard to the maximum annual accrued benefit permitted by the Code, which, except for certain grandfather rights or in the event of early or late retirement, was $125,000 for 1997, subject to cost of living adjustments). Remuneration covered by the Pension Plan consists of total cash compensation including any bonuses. The benefits shown in the table below are not subject to deduction for Social Security benefits or other offset amounts. As of December 31, 1997, the credited years of service under the Pension Plan of Messrs. Hartl, Huebner, Johnson and McKernan were approximately 6, 24, 7 and 1, respectively.



                                               ESTIMATED ANNUAL PENSION
AVERAGE ANNUAL COMPENSATION                    FOR REPRESENTATIVE YEARS
    DURING THE HIGHEST                         OF CREDITED SERVICES OVER
  CONSECUTIVE FIVE YEARS                          THE FOLLOWING YEARS
---------------------------              -------------------------------------
                                           10          20           30 OR MORE
                                         -------       -------      ----------

   $40,000............................   $ 4,753       $ 9,506        $ 14,259
    60,000............................     7,753        15,506          23,259
    80,000............................    10,753        21,506          32,259
   100,000............................    13,753        27,506          41,259
   154,000............................    21,854        43,710          65,562

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     No officer or employee of the Company or its subsidiaries participated in the deliberations of the Board of Directors concerning executive officer compensation during fiscal 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding beneficial ownership of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock, as of March 15, 1998, by each person who is known by the Company to own beneficially more than 5% of the capital stock, by each director of the Company, each of the Named Executive Officers and by all directors and officers of the Company as a group.


                                                                        PERCENTAGE       NUMBER OF                   NUMBER OF
                                                                        OF COMMON        SHARES OF   PERCENTAGE      SHARES OF
                                                       PERCENTAGE      STOCK ON A        SERIES A    OF SERIES A     SERIES B
                                NUMBER OF SHARES OF    OF COMMON      FULLY DILUTED      PREFERRED    PREFERRED     PREFERRED
           NAME                   COMMON STOCK(1)      STOCK(1)           BASIS           STOCK(1)     STOCK(1)      STOCK(1)
-----------------------------  -------------------   ----------       -------------     ----------   -----------   ------------
Freeman Spogli & Co. (2).....       5,332,922(3)        78.3%              59.2%          254,197        57.4%     1,000,000(4)
 John M. Roth
 Ronald P. Spogli
 William M. Wardlaw
AB Handel och Industri
 Humlegardsgatan 6
 S-114 46 Stockholm,
 Sweden......................       3,033,046(5)        60.7%              33.7%               --          --            --
REXAM PLC
 114 Knightsbridge
 London SWIX 7NN
 United Kingdom..............              --             --                 --           177,938(6)        40.2%           --
Richard J. Hartl.............         100,000(7)         3.2%               1.1%               --          --            --
C. Richard Huebner...........         137,414(8)         4.4%               1.5%              250           *            --
Aldie E. Johnson, III........           5,000(9)           *                  *               375           *            --
Donald E. Knox...............          54,553(10)        1.8%                 *               500           *            --
Directors and officers as a
 group (16 persons)..........       5,655.674(11)       81.2%              62.8%          255,522        57.7%           --

-----------------------------
*   Less than 1%.

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

(6) Constitutes all of the preferred stock owned by and transferred from AB Handel och Industri.

(7) Includes 50,000 shares issuable with respect to options exercisable within 60 days of March 15, 1998.

(8) Includes 72,750 shares of common stock held by C. Richard Huebner and Debra Ann Huebner, as Co-Trustees of the C. Richard Huebner and Debra Ann Huebner Family Trust dated August 5, 1988. Includes 3,333 shares issuable upon exercise of warrants and 61,331 shares issuable with respect to options exercisable within 60 days of March 15, 1998.

(9) Consists of 5,000 shares issuable upon exercise of warrants.

(10) Includes 6,667 shares issuable upon exercise of warrants and 17,886 shares issuable with respect to options exercisable within 60 days of March 15, 1998.

(11) Includes 3,739,960 shares issuable upon exercise of warrants and 136,669 shares issuable with respect to options exercisable within 60 days of March 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      On August 5, 1988, the Company loaned C. Richard Huebner, Executive Vice President, Chief Financial Officer and a director of the Company, and his wife $398,000. The loan is evidenced by a promissory note secured by a deed of trust. Principal is payable in equal monthly payments based on a 30-year amortization. As of March 15, 1998, the outstanding principal amount was $264,000. The note does not bear interest unless Mr. Huebner is terminated by the Company for other than reasonable cause, at which time the note shall bear interest at the rate of 10% per annum. Upon termination for cause, the entire amount of the loan may become due and payable at the option of the Company. In addition, on December 8, 1988, in connection with his acquisition of 72,750 shares of Calmar's common stock at a price of $10.00 per share, Mr. Huebner paid $466,000 in cash and gave his promissory note for approximately $262,000 which note, together with all accrued and unpaid interest thereon, is payable in full upon the earlier of December 31, 1998 or a Change of Control (as defined). As of March 15, 1998, the outstanding principal amount of the note was $384,000.


      On September 3, 1991, Richard J. Hartl, President and Chief Executive Officer and a director of the Company, purchased 50,000 shares of common stock of Calmar at a price of $7.50 a share, for an aggregate purchase price of $375,000. Of such price, $375,000 was represented by a promissory note which bears interest at a defined prime rate which as of March 15, 1998 was 8.25%.
The principal balance of and all accrued and unpaid interest on the note are payable in full upon the earlier of December 31, 1998 or a Change of Control (as defined). As of March 15, 1998, the outstanding principal amount was $189,000. The note is secured by a pledge of the 50,000 shares of common stock purchased by Mr. Hartl.


      On December 19, 1991, the Company loaned Ramon Marti, Vice President and Managing Director, European and South American Operations, $131,700, payable in full on December 31, 2006. The note evidencing the loan bears interest at a rate of 0.25%. As of March 15, 1998, the outstanding principal amount was $131,700.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                       PAGE
                                                                                       NUMBER
                                                                                       ------
(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:


       CALMAR INC. AND SUBSIDIARIES

       Independent Auditors' Report....................................................   F-1
       Consolidated Balance Sheets as of December 31, 1997 and 1996....................   F-2
       Consolidated Statements of Operations for the years ended December 31, 1997,
        1996 and 1995..................................................................   F-3
       Consolidated Statements of Stockholders' Deficiency for the years
        ended December 31, 1997, 1996 and 1995.........................................   F-4
       Consolidated Statements of Cash Flows for the years ended December 31, 1997,
        1996 and 1995..................................................................   F-5
       Notes to Consolidated Financial Statements......................................   F-7

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

       Schedule II -- Valuation and Qualifying Accounts.................................   S-1

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


        Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for cash--
        Exhibit 10.1 to Registration Statement on Form S-1 (No. 33-26281).


        Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for promissory notes, with form of note attached thereto as Exhibit A--
        Exhibit 10.2 to Registration Statement on Form S-1 (No. 33-26281).

        Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding Corporation for cash and promissory notes, with form of note attached thereto as Exhibit A--
        Exhibit 10.3 to Registration Statement on Form S-1 (No. 33-26281).


        Stock Subscription Agreement dated as of December 8, 1988 by and among CSS Holding Corporation, FSEP II (formerly RFS Equity Partners II, L.P.) and Donald E. Knox--Exhibit 10.5 to Registration Statement on Form S-1 (No. 33-26281).


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


        Calmar Inc. 401(k) Plan dated as of January 1, 1989, as amended--Exhibit
        10.45 to 1992 Form 10-K (No. 0-12054).


        Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and C. Richard Huebner--Exhibit
        10.22 to Registration Statement on Form S-4 (No. 33-97056).


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


        Calmar Inc. Supplemental Executive Retirement Plan dated as of September 3, 1991--Exhibit 10.31 to Registration Statement on Form S-4 (No. 33-97056 ).

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


        Form of Key Employee Retention Agreement between Calmar Inc. and certain members of management--Exhibit 10.49 hereto.


        Employment Agreement dated as of January 1, 1998 by and between Calmar Inc. and Richard J. Hartl--Exhibit 10.50 hereto.


        Calmar Inc. Deferred Compensation Arrangement effective as of January 1, 1995 between Calmar Inc. and Richard J. Hartl--Exhibit 10.48 to Registration Statement on Form S-4 (No. 33-97056).


        Calmar Inc. Executive Incentive Compensation Plan dated January, 1993--
        Exhibit 10.49 to Registration Statement on Form S-4 (No. 33-97056).


(b)     REPORTS ON FORM 8-K:


        None.


(c)     EXHIBITS:


        The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, State of California, on March 27, 1998.


                                         Calmar Inc.



                                         By:  /s/  Richard J. Hartl
                                              ----------------------------------
                                              Richard J. Hartl
                                              President, Chief Executive Officer
                                              and Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                         TITLE                        DATE

/s/ Richard J. Hartl      President, Chief Executive Officer,    March 27, 1998
-----------------------   Chairman of the Board and Director
Richard J. Hartl          (Principal Executive Officer)


/s/ C. Richard Huebner    Executive Vice President,              March 27, 1998
-----------------------   Chief Financial Officer,
C. Richard Huebner        Secretary and Director
                          (Principal Financial and
                          Accounting Officer)


/s/ Matt L. Figel         Director                               March 27, 1998
-----------------------
Matt L. Figel

/s/ Donald E. Knox        Director                               March 27, 1998
-----------------------
Donald E. Knox

/s/ Harry T.J. Roberts    Director                               March 27, 1998
-----------------------
Harry T.J. Roberts

/s/ John M. Roth          Director                               March 27, 1998
-----------------------
John M. Roth

/s/ Ronald P. Spogli      Director                               March 27, 1998
-----------------------
Ronald P. Spogli

/s/ William M. Wardlaw    Director                               March 27, 1998
-----------------------
William M. Wardlaw

[LOGO OF PEAT MARWICK LLP]





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Calmar Inc.:

We have audited the consolidated balance sheets of Calmar Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calmar Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP


Orange County, California
March 9, 1998

                                   CALMAR INC
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996

                             (Dollars in thousands)

                                 ASSETS                                                 1997                       1996
                                                                                      ---------                  ---------
Current assets:
 Cash and cash equivalents                                                            $   7,218                  $   9,198
 Accounts receivable, less allowance for doubtful accounts of $994
  in 1997 and $1,563 in 1996                                                             41,350                     35,153
 Inventories                                                                             24,767                     20,679
 Income taxes receivable                                                                     44                        444
 Prepaid expenses                                                                         1,273                      1,710
                                                                                      ---------                  ---------
         Total current assets                                                            74,652                     67,184
Property and equipment, net                                                             105,839                    106,619
Cost in excess of net assets acquired, less accumulated amortization
 of $28,909 in 1997 and $26,360 in 1996                                                  90,759                     93,649
Other intangible assets, less accumulated amortization of $12,501 in
 1997 and $12,758 in 1996                                                                 4,721                      6,275
Other assets, net                                                                         8,670                      9,011
                                                                                      ---------                  ---------
                                                                                      $ 284,641                  $ 282,738
                                                                                      =========                  =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Short-term borrowings                                                                $   4,502                  $   2,640
 Current installments of long-term debt                                                   5,199                      5,857
 Accounts payable                                                                        19,140                     18,941
 Accrued liabilities                                                                     18,142                     19,246
                                                                                      ---------                  ---------
         Total current liabilities                                                       46,983                     46,684
Long-term debt                                                                          238,571                    232,867
Deferred income taxes                                                                    10,831                     12,380
Other liabilities                                                                        20,497                     20,205
                                                                                      ---------                  ---------
         Total liabilities                                                              316,882                    312,136
                                                                                      ---------                  ---------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share; liquidation preference aggregating $54,250 for all outstanding preferred stock:
    Series A Preferred Stock, liquidation preference $100 per share;
     authorized 450,000 shares; issued and outstanding 442,500
     shares in 1997 and 1996                                                                  4                          4
    Series B Preferred Stock, liquidation preference $10 per share.
     Authorized 1,000,000 shares; issued and outstanding 1,000,000
     shares in 1997 and 1996                                                                 10                         10
    Common stock, par value $.01 per share.  Authorized 8,500,000 shares; issued and outstanding 3,092,031 in 1997 and 3,097,031
     in 1996                                                                                 31                         31
 Additional paid-in capital                                                              77,936                     77,986
 Accumulated deficit                                                                   (101,705)                  (103,402)
 Accumulated translation adjustment                                                      (7,947)                    (3,473)
 Notes receivable from officers for purchase of common stock                               (570)                      (554)
                                                                                      ---------                  ---------
         Total stockholders' deficiency                                                 (32,241)                   (29,398)
                                                                                      ---------                  ---------
                                                                                      $ 284,641                  $ 282,738
                                                                                      =========                  =========

See accompanying notes to consolidated financial statements.

                                   CALMAR INC
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in thousands)

                                                             1997           1996           1995
                                                          ----------     ----------     ----------

Net sales                                                 $  230,245     $  219,437     $  224,465
Cost of sales                                                166,950        162,987        168,444
                                                          ----------     ----------     ----------

      Gross profit                                            63,295         56,450         56,021

Selling, general and administrative expenses                  37,956         37,097         35,559
                                                          ----------     ----------     ----------

      Operating income                                        25,339         19,353         20,462

Other income                                                   1,235          1,522          1,454
Interest expense                                             (24,943)       (24,487)       (27,265)
                                                          ----------     ----------     ----------

      Income (loss) before income taxes and
       extraordinary item                                      1,631         (3,612)        (5,349)


Income tax provision (benefit)                                   (66)          (214)         1,083
                                                          ----------     ----------     ----------

      Income (loss) before extraordinary item                  1,697         (3,398)        (6,432)

Extraordinary item - loss on extinguishment of debt                -           (618)        (9,528)
                                                          ----------     ----------     ----------

      Net income (loss)                                   $    1,697     $   (4,016)    $  (15,960)
                                                          ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                   CALMAR INC
                                AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Deficiency

                 Years ended December 31, 1997, 1996  and 1995

                             (Dollars in thousands)




                                           PREFERRED STOCK
                                ----------------------------------------
                                    SERIES A               SERIES B              COMMON STOCK        ADDITIONAL
                                -----------------     ------------------      -------------------     PAID-IN    ACCUMULATED
                                SHARES     AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT     CAPITAL      DEFICIT
                                -------    ------     ---------   ------      ---------    ------    ----------    --------
Balance, December 31, 1994      442,550    $    4     1,000,000   $   10      3,098,531    $   31     78,019        (83,425)

Additions to notes
 receivable from officers            --        --            --       --             --        --         --             --
Repurchase of preferred
 stock                              (50)       --            --       --             --        --         (5)            --
Issuance of common stock             --        --            --       --          1,000        --          1             --
Repurchase of common stock           --        --            --       --         (2,500)                 (29)            --
Foreign currency
 translation adjustment              --        --            --       --             --        --         --             --
Net loss                             --        --            --       --             --        --         --        (15,960)
                                -------    ------     ---------   ------      ---------    ------     ------       --------
Balance, December 31, 1995      442,500         4     1,000,000       10      3,097,031        31     77,986        (99,385)

Additions to notes
 receivable from officers            --        --            --       --             --                   --             --
Foreign currency
 translation adjustment              --        --            --       --             --        --         --             --
Net loss                             --        --            --       --             --        --         --         (4,015)
                                -------    ------     ---------   ------      ---------    ------     ------       --------
Balance, December 31, 1996      442,500         4     1,000,000       10      3,097,031        31     77,986       (103,402)

Additions to notes
 receivable from officers            --        --            --       --             --        --        --              --
Repurchase of common stock           --        --            --       --         (5,000)       --       (50)             --
Foreign currency
 translation adjustment              --        --            --       --             --        --        --              --
Net income                           --        --            --       --             --        --        --           1,697
                                -------    ------     ---------   ------      ---------    ------     ------       --------
Balance, December 31, 1997      442,500    $    4     1,000,000   $   10      3,092,031    $   31     77,936       (101,705)
                                =======    ======     =========   ======      =========    ======     ======       ========


                                                    NOTES
                                                  RECEIVABLE
                                                 FROM OFFICERS      TOTAL
                                   ACCUMULATED   FOR PURCHASE    STOCKHOLDERS'
                                   TRANSLATION     OF COMMON        EQUITY
                                   ADJUSTMENT       STOCK        (DEFICIENCY)
                                   -----------   -------------   ---------------
Balance, December 31, 1994           (3,746)            (524)         (9,632)

Additions to notes
 receivable from officers                --              (15)            (15)
Repurchase of preferred
 stock                                   --               --              (5)
Issuance of common stock                 --               --               1
Repurchase of common stock               --               --             (29)
Foreign currency
 translation adjustment               2,021               --           2,021
Net loss                                 --               --         (15,960)
                                   --------             ----         -------
Balance, December 31, 1995           (1,725)            (539)        (23,619)

Additions to notes
 receivable from officers                --              (15)            (15)
Foreign currency
 translation adjustment                  --               --          (1,148)
Net loss                                 --               --          (4,016)
                                   --------             ----         -------
Balance, December 31, 1996           (3,473)            (554)        (29,398)

Additions to notes
 receivable from officers                --              (16)            (16)
Repurchase of common stock               --               --             (50)
Foreign currency
 translation adjustment              (4,474)              --          (4,474)
Net income                               --               --           1,697
                                   --------             ----         -------
Balance, December 31, 1997           (7,947)            (570)        (32,241)
                                  =========             ====         =======

See accompanying notes to consolidated financial statements.

                                   CALMAR INC
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in thousands)

                                                       1997         1996         1995
                                                     --------     --------     --------
Cash flows from operating activities:
 Net income (loss)                                   $  1,697     $ (4,016)    $(15,960)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Extraordinary item                                      -          618        9,528
    Depreciation and amortization                      24,502       24,167       25,135
    Amortization of discount on notes payable              37          103          201
    Deferred income tax benefit                        (1,203)        (888)      (1,104)
    Additions to notes receivable from officers
     for purchase of common stock                         (16)         (15)         (15)
    Gain on sale of property and equipment                (69)         (81)        (104)
    Changes in assets and liabilities:
     Accounts receivable                               (8,719)      (1,341)         915
     Inventories                                       (5,553)      (3,814)         635
     Income taxes receivable                              353           11          (45)
     Prepaid expenses                                     277          659          148
     Accounts payable                                  (1,378)       4,399          (14)
     Accrued liabilities                                 (346)        (237)      (3,292)
     Other long-term liabilities                        1,185        1,668        1,246
                                                     --------     --------     --------
          Net cash provided by operating
           activities                                  10,767       21,233       17,274
                                                     ========     ========     ========
Cash flows from investing activities:
 Purchases of property and equipment                  (22,414)     (15,940)     (14,208)
 Proceeds from sales of equipment                         124          626          180
 Increase in other intangibles                           (463)         (66)          --
 Decrease (increase) in other assets                     (753)         152         (333)
                                                     --------     --------     --------

          Net cash used in investing activities       (23,506)     (15,228)     (14,361)
                                                     ========     ========     ========

                                  (Continued)

                                   CALMAR INC
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 1997, 1996 and 1995

                             (Dollars in thousands)

                                                        1997          1996           1995
                                                     ---------     ---------     -----------
Cash flows from financing activities:
 Proceeds (repayments) of short-term borrowings,
  net                                                  $ 2,338    $ 2,343    $    (909)
 Increase (decrease) in cash overdraft                   3,364     (2,578)        (844)
 Net change in revolver                                  5,000         --           --
 Proceeds from issuance of senior and
  subordinated debt                                         --         --      225,000

 Redemption of senior and subordinated debt                 --         --     (194,847)
 Payment of deferred financing fees                         --       (704)      (7,928)
 Payment of call premiums for debt redemption               --        (81)      (5,697)
 Proceeds from issuance of long-term debt                6,064      5,002        3,224
 Principal payments on long-term debt                   (5,774)    (9,683)     (14,432)
 Repurchase of preferred stock                              --         --           (5)
 Proceeds from issuance of common stock                     --         --            1
 Repurchase of common stock                                (50)        --          (29)
                                                        ------    -------    ---------

          Net cash provided by (used in)
           financing activities                         10,942     (5,701)       3,534
                                                        ------    -------    ---------

Effect of exchange rate changes on cash and cash
 equivalents                                              (183)      (143)         (49)
                                                        ------    -------    ---------

          Net increase (decrease) in cash and
           cash equivalents                             (1,980)       161        6,398


Cash and cash equivalents, beginning of year             9,198      9,037        2,639
                                                        ------    -------    ---------

Cash and cash equivalents, end of year                 $ 7,218    $ 9,198    $   9,037
                                                        ======    =======    =========

Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
   Income taxes                                        $ 1,463    $ 2,168    $   3,259
                                                       =======    =======    =========
   Interest                                            $24,742    $24,306    $  28,559
                                                       =======    =======    =========

Supplemental schedule of noncash investing and
 financing activities - equipment acquired in
 exchange for long-term debt                           $   533    $   741    $   4,082
                                                       =======    =======    =========

See accompanying notes to consolidated financial statements.

                                  CALMAR INC
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    Calmar Inc. is a multinational manufacturer of plastic dispensing and spraying systems. The primary products manufactured and sold by Calmar Inc. include a full line of fine mist, regular and trigger sprayers; regular, large and high-viscosity dispensers; and other specialty products. Manufacturing is performed in the United States, Spain and Germany. The Company sells through direct sales forces in the United States, Canada, Western Europe, South America, Mexico, Indonesia and China, distributors in the United States and Western Europe, and licensees in South America and Asia. The principal markets for Calmar Inc.'s products are North American, Western European, South American and Asian based dispensing and packaging personal care, household, automotive, chemical and pharmaceutical businesses.

    Approximately 50% of Calmar's workforce is covered by collective bargaining agreements. Contracts representing 12% of the workforce are subject to renegotiation in 1998.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Calmar Inc. include the accounts of its wholly owned subsidiaries: Calmar International, Inc., Calmar - Albert GmbH, Monturas, S.A., Calmar - Spanish Branch, Calmar - Albert France S.A.R.L., Calmar - Albert (U.K.) Limited, Calmar Plastics Limited, Calmar - Albert Belgium S.A., Calmar - Albert Italia, Calmar Mercosur, S.A., Calmar do Brazil Ltda and Calmar Wuxi Dispensing Systems Ltd. (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

    FOREIGN CURRENCY TRANSLATION

    The Company uses the local currency as the functional currency for most foreign operations. Assets and liabilities are translated at year-end exchange rates, and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of stockholders' deficiency. The net gain
    (loss) from foreign exchange transactions was insignificant in 1997, 1996 and 1995.

    REVENUE RECOGNITION

    Revenue is recognized upon shipment of products to customers.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


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

   COST IN EXCESS OF NET ASSETS ACQUIRED

   Cost in excess of net assets acquired (goodwill) is amortized over 10 to 40 years using the straight-line method. Such amortization expense amounted to $3,353,000 in both 1997 and 1996 and $3,543,000 in 1995 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   OTHER INTANGIBLE ASSETS

   The costs of patents, trademarks, licenses and other intangible assets are amortized over the estimated lives of the related assets ranging from 5 to 17 years using the straight-line method. Such aggregate amortization expense amounted to $1,539,000 in both 1997 and 1996 and $1,542,000 in 1995 and is included in selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

   IMPAIRMENT OF ASSETS

   The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1994. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.
   Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

   DEFERRED FINANCING COSTS

   Deferred financing costs are amortized over the lives of the respective debt agreements using the effective interest method and are included in other assets in the accompanying consolidated balance sheets.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   OTHER POSTRETIREMENT BENEFITS

   The Company accounts for other postretirement benefits under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Postretirement benefit expense was $342,000, $415,000 and $509,000 in 1997, 1996 and 1995, respectively.
   Cash paid for actual claims in 1997, 1996 and 1995 was $100,000, $161,000 and $51,000, respectively.

   OTHER POSTEMPLOYMENT BENEFITS

   The Company accounts for other postemployment benefits under Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Company currently provides for certain postemployment benefits, primarily in the form of limited continuation of health care insurance, to nearly all domestic employees. The premiums for these benefits are paid for by the employees, and any additional costs are paid by the Company. Such were immaterial in 1997, 1996 and 1995.

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

   RESEARCH AND DEVELOPMENT COSTS

   Research and development costs are charged to operations as incurred. Such costs amounted to $5,017,000, $5,139,000 and $4,546,000 in 1997, 1996 and
   1995, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   EARNINGS (LOSS) PER SHARE

   The Company does not currently have publicly traded equity securities pursuant to the Securities Act of 1933, therefore earnings (loss) per share information has not been disclosed.

   USE OF ESTIMATES AND UNCERTAINTIES

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   The Company currently operates subsidiaries in Western Europe, Canada, South America and Asia. In addition, the Company signed a joint venture agreement in Indonesia in August 1997 and is waiting for government approval to finalize the formation of the joint venture. The Company anticipates that the joint venture will be operational by June 1998. The Joint venture calls for the Company to share 51% of profits and losses and joint venture ownership. In subsequent periods it is expected that the Company will make more substantial investments in its Asian and South American operations. During 1997, many Asian nations including Indonesia, experienced significant currency devaluation. In previous years, similar circumstances have occurred in certain South American economies. Investments in foreign operations are subject to foreign currency translation losses during times of declining foreign currency values.

   STOCK OPTION PLANS

   Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. No stock options were granted in 1995, 1996 or 1997, thus there are no further disclosures required under SFAS No. 123.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(2) INVENTORIES

    Inventories consist of the following (dollars in thousands):

                                                   DECEMBER 31
                                                ------------------
                                                  1997      1996
                                                -------    -------
                    Raw materials               $ 4,483    $ 4,713
                    Work in process              10,960     10,063
                    Finished goods                9,324      5,903
                                                -------    -------
                                                $24,767    $20,679
                                                =======    =======

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (dollars in thousands):

                                                   DECEMBER 31
                                              --------------------
                                                1997       1996
                                              ---------  ---------
Land and land improvements                    $  11,842  $  12,097
Buildings                                        35,767     36,941
Machinery and equipment                         180,222    170,077
Assets under capital leases                       3,116      4,011
Construction in progress                         12,932     12,629
                                              ---------  ---------

Accumulated depreciation and amortization      (138,040)  (129,136)
                                              ---------  ---------
                                              $ 105,839  $ 106,619
                                              =========  =========

(4) SHORT-TERM BORROWINGS

    Short-term borrowings consist principally of European bank overdrafts and other facilities, which are used principally for working capital purposes and are secured by accounts receivables and inventories of certain European subsidiaries. Borrowings aggregating $4,502,000 and $2,640,000 were outstanding as of December 31, 1997 and 1996, respectively, at weighted average interest rates of 7.4% and 8.6%, respectively.

    The Company has unused credit facilities available to its European subsidiaries of $2,902,000 at December 31, 1997.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(5) LONG-TERM DEBT

    Long-term debt consists of the following (dollars in thousands):

                                             DECEMBER 31
                                          ------------------
                                            1997      1996
                                          --------  --------

          Senior Subordinated Notes       $120,000  $120,000
          New Credit Facility              102,638   103,688
          Revolving credit agreement         5,000        --
          Other                             16,132    15,036
                                          --------  --------
                                           243,770   238,724
          Less current installments          5,199     5,857
                                          --------  --------
                                          $238,571  $232,867
                                          ========  ========

    SENIOR SUBORDINATED NOTES


    On August 18, 1995, the Company sold $120,000,000 principal amount of Senior Subordinated Notes due 2005 (Senior Subordinated Notes) to consummate the refinancing of a substantial portion of the Company's long-term debt. In connection with the refinancing transactions, the Company recognized an extraordinary loss of $9,528,000, which included call premiums of redeemed notes, certain fees and the write-off of the related deferred financing costs.

    Interest on the Senior Subordinated Notes accrues at a rate of 11.5% per annum and is payable semiannually, which commenced February 15, 1996. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2000, at a redemption price of 105.75% of the principal amount, decreasing to 102.875% in 2001 and to 100% by 2002. No principal payments are due until August 15, 2005.

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

    The term loan component of the New Credit Facility includes two portions:
    Series A with a face value of $60,000,000 due 2003 and Series B with a face value of $45,000,000 due 2004. The Series A bears interest at either London Interbank Offered Rate (LIBOR) which was 5.81% at December 31, 1997 plus 3% per annum or a Base Rate which was 8.50% at December 31, 1997, as defined, plus 2% per annum. The Series B bears interest at either a LIBOR rate plus 3.25% per annum or a Base Rate, as defined, plus 2.25% per annum. In connection with LIBOR interest rate options, interest is payable at the Company's election, for either a one-, two-, three- or six-month period.

    The New Credit Facility is secured by a first priority interest in nearly all domestic assets, including both tangible and intangible assets, of the Company and a pledge of a portion of the capital shares of the Company's subsidiaries.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


    On July 16, 1997, the Company amended (Second Amendment) the Credit Agreement to permit the Company to acquire certain assets of its existing licensee in Argentina and Brazil, and to make certain other amendments, as they relate to the Second Amendment.

    Subsequent to year end, on January 20, 1998, the Company amended (Third Amendment) the Credit Agreement by increasing the Series A obligation by $5,000,000 to support the Company's working capital requirements.

    REVOLVING CREDIT AGREEMENTS

    On September 18, 1995, the Revolver of the New Credit Facility became available to the Company. The Revolver provided for borrowings of up to $20,000,000 based on 75% of eligible domestic accounts receivable and 40% of eligible domestic inventory.

    In October 1996, the Company amended its New Credit Facility. The amendment replaced its current lender under the Revolver within the New Credit Facility through assignment and repayment, reduced the maximum borrowings permitted under the Revolver from $20,000,000 to $12,000,000, revised certain financial covenants pursuant to the New Credit Facility and provided some technical revisions to the New Credit Facility. Commitment fees relating to the Revolver increased from $75,000 to $125,000 for an annual administration fee and continue to include a 0.5% non-use fee based on a daily average of the unused credit facility balances. The Revolver terminates in 1999 and bears interest at either LIBOR plus 2.5% or a Base Rate, as defined, plus 1.5%. At December 31, 1997, the borrowing base test permitted the Company to borrow up to $12,000,000. At such date, the Company had borrowings outstanding and letters of credit of $5,000,000 and $1,000,000, respectively leaving $6,000,000 available for borrowing.

    In connection with obtaining the amendment and significantly modifying the New Credit Facility, the Company incurred fees (to lenders and advisors) of $704,000. These amounts were recorded as debt issue costs and are amortized over the remaining terms of the respective components of the New Credit Facility. In addition, the Company recognized an extraordinary loss on the extinguishment of the Revolver under the New Credit Facility in the amount of $618,000.

    COVENANTS

    In connection with the New Credit Facility and other debt agreements, the Company has agreed to comply with a number of restrictive and financial covenants that require, among other things, limiting the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfers assets, make restricted payments (dividends, redemptions, investments and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The New Credit Facility also contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA, a maximum leverage ratio and a minimum current asset ratio. In addition, the New Credit Facility contains other affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The New Credit Facility also contains customary events of default, including certain changes of control of the Company. As of December 31, 1997, the Company was in compliance with all covenants contained in such debt instruments.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   MONTURAS ACQUISITION OBLIGATIONS

   In connection with the acquisition of the remaining 51% interest in Monturas in December 1992, the Company agreed to pay certain amounts aggregating $7,949,000 through February 1, 1998 (Monturas Acquisition Obligations). Such payments were discounted to a present value of $6,553,000 at the date of acquisition using an estimated market rate of interest of 8% and have been included as part of the cost of the acquisition. The fixed portion of the Monturas acquisition obligation was fully paid during 1996. Additional payments beyond the above amounts may be payable to the seller through 1998 based on a fixed formula of worldwide sales of specific products. Such additional amounts will be expensed if and when they are earned. No such amounts were earned through December 31, 1997.

   OTHER

   Other long-term debt consists of (1) domestic equipment notes payable aggregating $9,417,000 and $7,999,000 as of December 31, 1997 and 1996,
   respectively, bearing interest at rates ranging from 7.6% to 10.2% and due in various monthly installments through 2002; (2) notes payable aggregating $5,892,000 and $5,465,000 as of December 31, 1997 and 1996, respectively, to four German commercial banks, bearing interest at rates ranging from 5.5% to 8.3%, due in scheduled maturities of various amounts through 2005, collateralized by land, building and equipment; (3) various capital lease obligations aggregating $823,000 and $1,572,000 as of December 31, 1997 and 1996, respectively, due in scheduled maturities of various amounts through 2000.

   Principal amounts due under all long-term debt agreements are presented below (dollars in thousands):

               Year ending  December 31:
                1998                           $  5,199
                1999                             18,591
                2000                             15,464
                2001                             18,054
                2002                             18,297
                Thereafter                      168,165
                                               --------
                     Total                     $243,770
                                               ========

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Accounts receivable, short-term borrowings and accrued liabilities are carried at cost which approximate fair value due to their short-term maturity. The estimated fair values of the Company's other financial instruments are as follows (dollars in thousands):

                                               DECEMBER 31, 1997
                                            ----------------------
                                             CARRYING      FAIR
                                              AMOUNT       VALUE
                                            ---------    ---------
                                                        (UNAUDITED)
               Cash and cash equivalents    $   7,218    $   7,218
                                            =========    =========
               Long-term debt:
                Senior Subordinated Notes   $ 120,000    $ 126,600
                New Credit Facility           102,638      102,638
                Revolver                        5,000        5,000
                Long-term debt - other         16,132       16,132
                                            ---------    ---------

                     Total long-term debt   $ 243,770    $ 250,370
                                            =========    =========

               Interest rate cap            $      55    $      55
                                            =========    =========

               Foreign currency agreement   $      29    $      29
                                            =========    =========

(7) ACCRUED LIABILITIES

    Accrued liabilities consist of the following (dollars in thousands):

                                                 DECEMBER 31
                                            ----------------------
                                              1997         1996
                                            ---------    ---------

               Compensation and benefits    $   6,626    $   6,646
               Interest payable                 5,668        5,625
               Other                            5,848        6,975
                                            ---------    ---------

                                            $  18,142    $  19,246
                                            =========    =========

(8) STOCKHOLDERS' DEFICIENCY

    PREFERRED STOCK

    The Company has issued two series of preferred stock, Series A Preferred Stock (Series A) and Series B Preferred Stock (Series B). The Senior Subordinated Notes and the New Credit Facility limit the ability of the Company to pay dividends on or redeem the Series A and Series B. Dividends on the Series A and Series B accrue and compound quarterly at the rate of 15% per annum and are each payable in

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



    shares of the Company's Series A and Series B. Subject to certain limitations, the Series A and Series B may each be redeemed, at the option of the Board, in cash for $100 and $10, respectively, per share, plus accrued and unpaid dividends. Subject to certain limitations, the Series A and Series B are exchangeable at any time at the option of the Company for ten year 15% junior subordinated notes. Holders of outstanding shares of the Series A and Series B shall each vote as a single class with the common stock and are entitled to two votes per share of Series A and Series B.

    Cumulative dividends aggregating 78,463,000 had accrued on the Series A and Series B through December 31, 1997. Such dividends, payable in shares of Series A and Series B, were not declared as of the balance sheet date and therefore are not reflected as issued. Such dividends per weighted average share of preferred stock were $37.85, $32.66 and $28.19 in 1997, 1996 and 1995, respectively.

    WARRANTS

    In conjunction with certain equity issuances, including the issuance of preferred stock, the Company has issued warrants to purchase shares of common stock. The warrants are immediately exercisable in exchange for one share of common stock and expire eight years from the date of issuance. The warrants begin to expire 1996 through 2001. A summary of warrant activity is as follows:

                                        NUMBER OF       PRICE PER
                                        WARRANTS         SHARES
                                        ---------     --------------

     Outstanding, December 31, 1995     5,832,233     $ 7.50 - 10.00

     Warrants expired                     (75,000)     10.00
                                        ---------     --------------

     Outstanding, December 31, 1996     5,757,233       7.50 - 10.00

     Warrants expired                          --                 --
                                        ---------     --------------

     Outstanding, December 31, 1997     5,757,233     $ 7.50 - 10.00
                                        =========     ==============

(9) STOCK OPTIONS

    The Company has a Nonqualified Stock Option Plan which authorizes the granting of options to directors, officers and key employees of the Company or its subsidiaries to purchase, within a period of ten years and one month from date of grant, up to 216,360 shares of the Company's common stock at a price per share determined by the Board of Directors. All options granted have an exercise price of $10 per share which was estimated to be no less than the fair market value on the date of grant. As of December 31, 1997, there were 64,183 shares available for grant under the plan.

    Options granted under the Nonqualified Stock Option Plan generally vest over a five-year period. The exercisability of the options may be accelerated at the option of the Compensation Committee of the Board of Directors. Options outstanding and exercisable at December 31, 1997, 1996 and 1995 were 152,177, 154,177 and 152,777 and 158,217 and 144,817 respectively.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   Changes in the number of shares represented by all outstanding options are as follows:

                                                             YEAR ENDED DECEMBER 31
                                                      ------------------------------------
                                                       1997          1996           1995
                                                      -------       -------       --------

Outstanding at beginning of year ($10 per share)      154,177       158,217        295,023

Options granted ($10 per share)

Options canceled ($10 per share)                       (2,000)       (4,040)      (136,806)
                                                      -------       -------       --------

Outstanding at end of year ($10 per share)            152,177       154,177        158,217
                                                      =======       =======       ========

   In December 1995, the Board approved and adopted the Calmar Inc. 1995 Employee Stock Option Plan (the New Plan). The New Plan is a successor to the Calmar Inc. 1988 Employee Stock Option Plan (the Old Plan) and has been established to replace the Old Plan and grant additional options to officers, outside directors, key employees and consultants of the Company. Under the New Plan, the employees owning options under the Old Plan are allowed to exchange their old options for new options. The new options cover the same number of shares and are exercisable at the same option price as the old options. The employees are vested in the new option to the same extent as they are vested in the old options. The expiration dates on the new options will extend for two years beyond the expiration date of the old options. At December 31, 1997, no holders of options under the old plan have exchanged for options under the new plan.

   The New Plan authorizes granting of up to 910,000 options to purchase shares of common stock. The options under the New Plan are designated as either Incentive Stock Options or Nonqualified Stock Options. The options expire no more than ten years from the date of grant. The exercise price of the Incentive Stock Options are not less than the fair market value at the date of the grant. The exercise price of the Nonqualified Stock Options are not less than 85% of the fair market value on the date of the grant. Vesting of all options may be based on the Company's attaining of performance criteria as specified at the time of the granting and on the passage of time. As of December 31, 1997, no options had been granted under the Plan.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(10) EMPLOYEE BENEFITS

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     At December 31, 1997 and 1996, the actuarial and recorded liabilities for post-retirement benefits other than pensions for eligible domestic employees, none of which have been funded, were as follows (dollars in thousands):

                                                                      1997       1996
                                                                     ------     ------

      Accumulated postretirement benefit obligation:
         Retirees                                                    $3,960     $3,744
         Active employees fully eligible                                699        977
         Other active employees                                       1,611      1,742
                                                                      -----      -----
             Total                                                    6,270      6,463

      Plan assets at fair value                                                     --
                                                                      -----      -----
             Excess of accumulated postretirement benefit
              obligation over plan assets
                                                                      6,270      6,463

      Unrecognized net gain                                           4,192      3,841
      Unrecognized prior service cost                                  (552)      (636)
                                                                      -----      -----
            Accrued postretirement benefit cost
                                                                     $9,910     $9,668
                                                                      =====      =====

     The components of periodic expense for these postretirement benefits for 1997, 1996 and 1995 were as follows (dollars in thousands):

                                                       1997     1996     1995
                                                      -----    -----    -----
     Service cost                                     $ 131    $ 164    $ 177
     Interest cost                                      413      416      499
     Net amortization                                  (202)    (165)    (167)
                                                      -----    -----    -----
         Net periodic postretirement benefit cost     $ 342    $ 415    $ 509
                                                      =====    =====    =====

     The weighted-average discount rates used in determining the accumulated postretirement benefit obligation and net periodic postretirement benefit cost were 7.25% and 7.75% in 1997, 7.75% and 7.25% in 1996 and 7.25% and 9%
     in 1995, respectively.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   The health care cost trend rates for both the indemnity and HMO Plans for 1995 through 2007 and thereafter are as follows:

                                1997      1996      1995
                                ----      ----      ----

     Indemnity plan               9%       10%       10%
     HMO plan                     7         7         7
     Ultimate indemnity plan      5         5         5
     Ultimate HMO plan            4         4         4

   The health care trend rate has a significant effect on the amounts reported. To illustrate, increasing the health care trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $488,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1997 by $58,000.

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

   The Company's funding policy for the U.S. plan is to contribute annually the minimum recommended contribution, while no funding is made for the foreign plan. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996 for the U.S. and foreign plans (dollars in thousands):

                         DECEMBER 31, 1997                             U.S. PLAN   FOREIGN PLAN
--------------------------------------------------------------------   ---------   ------------

Actuarial present value of benefit obligations:
 Vested benefit obligation                                              $ 16,884     $ 2,663
                                                                        ========     =======
 Accumulated benefit obligation                                         $ 18,078     $ 3,536
                                                                        ========     =======
Projected benefit obligation for service rendered to date               $ 21,880     $ 4,367
      Plan assets at fair value on December 31, 1997                      18,742          --
                                                                        --------     -------
Projected benefit obligation in excess of plan assets                      3,138       4,367
Unrecognized net gain from past experience different from that
 assumed and effects of changes in assumptions                              (342)      1,200

Prior service cost not yet recognized in net periodic
pension cost                                                                 (42)         --
                                                                        --------     -------
      Accrued pension cost                                              $  2,754     $ 5,567
                                                                        ========     =======

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



                            DECEMBER 31, 1996                             U.S. PLAN  FOREIGN PLAN
   --------------------------------------------------------------------   ---------  ------------

   Actuarial present value of benefit obligations:
    Vested benefit obligation                                              $13,785     $2,783
                                                                           =======     ======
    Accumulated benefit obligation                                         $14,801     $3,881
                                                                           =======     ======
   Projected benefit obligation for service rendered to date               $18,062     $4,917
   Plan assets at fair value on December 31, 1996                           15,897          -
                                                                           -------     ------
         Projected benefit obligation in excess of plan assets               2,165      4,917
   Unrecognized net gain from past experience different from that
    assumed and effects of changes in assumptions                              204      1,177
   Prior service cost not yet recognized in net periodic
    pension cost                                                               (83)         -
                                                                           -------     ------
         Accrued pension cost                                              $ 2,286     $6,094
                                                                           =======     ======

   Plan assets consist of equity securities, U.S. Government obligations and cash equivalents.

   Net periodic pension costs for 1997, 1996 and 1995 consist of the following (dollars in thousands):

                                     U.S. PLAN               FOREIGN PLAN
                            ---------------------------   ------------------
                              1997      1996      1995    1997   1996   1995
                            -------    ------    ------   ----   ----   ----

Service cost                $   889       879       611    219    249    251
Interest cost                 1,373     1,305     1,146    285    316    332
Actual return on assets      (3,237)   (2,137)   (3,202)     -      -      -
Net amortization and
 deferral                     1,922     1,192     2,268    (59)   (53)   (48)
                            -------    ------    ------    ---    ---    ---
      Net periodic
       pension cost         $   947     1,239       823    445    512    535
                            =======    ======    ======    ===    ===    ===

   The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the U.S. plan were 7.25% and 5% in 1997, 7.75% and 5% in 1996 and 7.25% and 5% in 1995. The average expected long-term rate of return on assets was 9% in 1997 and 1996 and 8.5% in 1995, respectively.

   The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the foreign plan were 7% and 4% in 1997 and 1996 and 7.5% and 4.5% in 1995.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


     MULTIEMPLOYER PENSION PLAN

     Certain of the Company's domestic hourly employees are covered by union-sponsored, collectively-bargained multiemployer pension plans. Contributions into multiemployer pension plans are based upon collectively-bargained agreements and were $587,000, $486,000 and $479,000 in 1997, 1996 and 1995, respectively.

     SAVINGS PLAN (401(K) PLAN)

     In general, all domestic employees other than those covered under union agreements are eligible to participate in a defined contribution plan sponsored by the Company, which is qualified under section 401(k) of the Internal Revenue Code. The Company contributes to the plan an amount equal to a portion of each participant's contribution. Expense for the Company's 401(k) Plan was $660,000, $627,000 and $624,000 in 1997, 1996 and 1995,
     respectively.

     INCENTIVE PLANS

     The Company has incentive plans covering certain domestic personnel of the Company. Incentive bonuses of $1,709,000, $1,250,000 and $971,000 were provided for under these plans in 1997, 1996 and 1995, respectively.

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

(11) INCOME TAXES

     The components of the income (loss) before income tax provision (benefit) and extraordinary item are as follows (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31
                                               -----------------------------
                                               1997       1996        1995
                                              ------     -------     -------

        Domestic earnings (loss)              $2,175     $(4,455)    $(8,467)
        Foreign earnings (loss)                 (544)        843       3,118
                                              ------     -------     -------

             Income (loss) before income tax
              provision (benefit) and
              extraordinary item              $1,631     $(3,612)    $(5,349)
                                              ======     =======     =======

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   There was no tax benefit recorded in connection with the extraordinary items.

   The income tax provision (benefit) associated with the income (loss) before extraordinary item is comprised of the following (dollars in thousands):

                                      YEAR ENDED DECEMBER 31
                                  ------------------------------
                                   1997        1996        1995
                                  -------     -------     ------
     Current:
      Domestic                    $   149     $    22     $  (79)
      Foreign                       1,334         815      2,093
     Deferred - foreign            (1,549)     (1,051)      (931)
                                  -------     -------     ------

           Total                  $   (66)    $  (214)    $1,083
                                  =======     =======     ======

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

   The income tax provision (benefit) related to the income (loss) before extraordinary item differs from the amounts computed by applying the United States statutory income tax rate as follows (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                 1997        1996        1995
                                                -------     -------     -------
Income tax provision (benefit) at statutory
 tax rate                                       $   571     $(1,264)    $(1,872)
Extraordinary item                                   --        (216)     (3,293)
Effect of foreign operations                        (42)       (301)        (23)
Effect of domestic net operating loss            (1,962)       (688)      5,931
Amortization of goodwill                          1,005       1,005       1,005
Accrued bonuses                                      --         438
Other                                               362         812        (665)
                                                -------     -------     -------

     Income tax provision (benefit)             $   (66)    $  (214)    $ 1,083
                                                =======     =======     =======

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (dollars in thousands):

                                                      1997         1996
                                                    --------     --------
     Deferred tax assets:
      Self insurance reserves                       $    401     $    469
      Inventories, principally due to additional
       costs for tax purposes                            223          293
      Deferred bonus payments                            710          520
      Accrued vacation                                 1,233        1,038
      Accrued postretirement benefit obligation        4,117        4,067
      Accrued pension                                  1,501        1,415
      Net operating loss carryforward                 14,246       18,826
      Other                                            1,134        1,378
                                                    --------      -------
           Total gross deferred tax assets            23,565       28,006
      Less valuation allowance                       (15,368)     (19,079)
                                                    --------      -------
           Net deferred tax assets                     8,197        8,927
                                                    --------      -------
     Deferred tax liabilities:
      Plant and equipment, principally due to
       differences in depreciation                    (9,198)     (10,212)
      Intangibles, principally due to differences
       in amortization                                  (463)        (639)
      Difference in basis of noncurrent assets
       related to Monturas acquisition                (6,037)      (7,086)
      Other                                           (3,330)      (3,370)
                                                    --------      -------
           Total gross deferred tax liabilities      (19,028)     (21,307)
                                                    --------      -------
           Net deferred tax liabilities             $(10,831)    $(12,380)
                                                    ========      =======

   The increase or (decrease) in the valuation allowance in 1997, 1996 and 1995 was $(3,711,000), $1,068,000 and $7,371,000, respectively.

   As of December 31, 1997, the Company had Federal net operating loss carryforwards for tax purposes of approximately $36,700,000, which, if not utilized, will expire in 2003 through 2010.

   The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service (IRS). On March 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which would result in additional Federal taxes of up to $5,500,000, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers from $36,700,000 to $27,600,000. Most of the proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


     The Company, after consultation with tax counsel, continues to believe in the propriety of its positions set forth in its tax returns and will vigorously contest the adjustments being proposed by the IRS.

     At December 31, 1997, the Company has recorded a significant valuation allowance against its net deferred tax assets, which includes net operating loss carryovers. No additional amounts have been accrued for any alleged deficiency resulting from the proposed adjustments as the Company does not presently believe that any payment amount is probable.

(12) SEGMENT AND FOREIGN OPERATIONS

     The Company operates in one industry segment: the design, manufacture and sale of plastic pump sprayers, dispensers, valves and closures as well as various custom-molded products.

     The foreign subsidiaries operate in four geographical areas: Western Europe, Canada, South America and Asia. Information relating to the Company's foreign and domestic operations are as follows (dollars in thousands):

                                              YEAR ENDED DECEMBER 31
                                   ------------------------------------------
                                      1997            1996            1995
                                   ----------      ----------       ---------
     Sales:
      United States                $  158,926      $  144,094      $  143,428
      Western Europe                   78,679          81,122          85,991
      Canada                            6,498           6,045           6,489
      South America                     3,881              --              --
      Eliminations                    (17,739)        (11,824)        (11,443)
                                   ----------      ----------       ---------
                                   $  230,245      $  219,437      $  224,465
                                   ==========      ==========       =========
                                              YEAR ENDED DECEMBER 31
                                   ------------------------------------------
                                      1997            1996             1995
                                   ----------      ----------       ---------
     Operating income (loss):
      United States                $   25,719      $   18,918      $   17,669
      Western Europe                      145            (120)          2,149
      Canada                              243             426             471
      South America                      (436)             --              --
      Eliminations                       (332)            129             173
                                   ----------      ----------       ---------
                                   $   25,339      $   19,353      $   20,462
                                   ==========      ==========       =========

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


                                                  DECEMBER 31
                                   -----------------------------------------
                                      1997           1996            1995
                                   ----------     ----------      ----------
     Identifiable assets:
      United States                $  181,214     $  176,431      $  181,014
      Western Europe                   96,333        104,551         106,977
      Canada                            2,146          2,415           2,474
      South America                     5,586              -               -
      Eliminations                       (638)          (659)           (680)
                                   ----------     ----------      ----------

                                   $  284,641     $  282,738      $  289,785
                                   ==========     ==========      ==========

     Export sales from the United States aggregated $20,577,000, $21,668,000 and $20,887,000 in 1997, 1996 and 1995, respectively.

(13) RELATED PARTY TRANSACTIONS

     The Company has made loans to certain executive officers which are evidenced by promissory notes and secured by deeds of trust. The loans have maturities up to 30 years. As of December 31, 1997 and 1996, outstanding principal amounts of $772,000 and $619,000, respectively, are included in other assets in the accompanying consolidated balance sheets. Included in the above amounts are loans in the amount of $289,000 and $339,000 at December 31, 1997 and 1996, respectively, which carry interest at a rate of 0.25% per annum and are payable in the year 2006. The remaining notes do not bear interest unless the officers are terminated for other than reasonable cause, at which time the notes will bear interest at the rate of 10% per annum. Upon termination for cause, the entire amount of the loan may become due and payable. The terms of the loan may be more favorable than terms which would be obtained from an unrelated third party.

     The Company holds promissory notes from certain executive officers for the purchase of common stock. These notes aggregated $570,000 and $554,000 at December 31, 1997 and 1996, respectively, and mature in 1998. Interest on these stock subscription notes accrue at defined interest rates which approximated 8.25% at December 31, 1997 and 1996.

     As of December 31, 1997, a certain executive officer had deferred $779,000 of compensation. The Company is paying interest on this deferred amount.

(14) COMMITMENTS AND CONTINGENCIES

     ROYALTIES

     Under the terms of various exclusive and nonexclusive licensing agreements, the Company is obligated to pay royalties based on percentages of the net sales (as defined) of products subject to such agreements. The agreements, which generally extend for the life of the respective patents, are cancelable by the Company at any time. The licensor has the right to cancel the agreements under certain conditions, primarily default on royalty payments. Royalty expense related to the agreements was $137,000 in both 1997 and 1996 and $160,000 in 1995.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   LEASES

   The Company leases certain warehouse and office facilities and equipment under noncancelable operating leases. The aggregate minimum future lease commitments under operating leases with noncancelable terms of one year or more are as follows (dollars in thousands):

                   Year ending December 31:
                    1998                           $1,108
                    1999                              900
                    2000                              520
                    2001                              389
                    2002                              376
                    Thereafter                      3,183
                                                   ------
                                                   $6,476
                                                   ======

   Rental expense was $1,317,000, $1,103,000 and $992,000 1997, 1996 and 1995,
   respectively.

   ENVIRONMENTAL


   Management believes the Company is in substantial compliance with national, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, except as outlined below. In June 1987, the California Regional Water Quality Control Board (Water Control Board) required the Company to conduct an investigation of possible soil and groundwater contamination of the Company's City of Industry facility. This investigation indicated that soils and groundwater under the site had been impacted by industrial cleaning solvents. Since 1987, the Company has continued to investigate and monitor the site. The investigations performed to date indicate that some of the contamination on the site may result from off-site sources unrelated to the Company. The Water Control Board has requested that the Company begin soil remediation at the site. In October 1997, the Company submitted a soil remediation plan to the Water Control Board and is currently waiting for Board approval. The Company also continues to evaluate soil cleanup options. The Company believes it will have some insurance coverage for this matter.

   In June 1993, the EPA sent 64 companies and individuals, including the Company, letters notifying the recipients that they were considered potentially liable for groundwater contamination in the Puente Valley Operable Unit of the San Gabriel Superfund Site. The Company's City of Industry facility is located in the Puente Valley Operable Unit. In response to the EPA's request, the Company and a majority of the recipients of the notice formed a steering committee known as the Puente Valley Steering Committee (PVSC). In September 1993, 47 companies (including Calmar) and individuals in the Puente Valley, entered into a Administrative Order on Consent (AOC) whereby such companies and individuals, including the Company, agreed to conduct a remedial investigation/feasibility study under the oversight of the EPA. A Remedial Investigation Report and Feasibility Study were issued in May 1997. The total costs related to conducting this study were estimated to be approximately $5,000,000, of which $4,800,000 has been paid to date. The Company's share is expected to be approximately $150,000 of which $132,000 has been paid to date. The Company believes that it will have some insurance coverage in this matter.

                                  CALMAR INC
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   In January 1998, the EPA issued a proposed remediation plan which identified a remedial system for intermediate and shallow groundwater zones as the preferred remedy. The estimated cost of the plan, if ultimately approved, is approximately $29 million if only treatment for industrial solvents is necessary or $51 million if treatments for total dissolved solids and nitrates is also required. The EPA is expected to issue its final Record of Decision by mid 1998. Upon issuance of the final Record of Decision, it is expected that the potentially responsible parties (PRP) identified by the EPA will develop specific remediation plans in response to a demand by the EPA and that the parties will participate in a cost allocation process whereby each PRP will be allocated a percentage share of the remediation responsibility (and thus a percentage share of the remediation cost). A precise estimate of total remediation cost ultimately to be paid by the Company is not yet determinable. A more precise estimate of cost will be available upon issuance of the Record of Decision and a demand by the EPA, the development of the response and remediation plan by the PRP, and an agreement on allocable percentages of responsibility to the PRP. It is expected that any remediation plan developed by the PRP will include ongoing monitoring of the site, as well as, some response action for the shallow and intermediate groundwater zones. It is estimated that any remediation would require at least 15 years to complete and potentially significantly longer. The Company believes it has insurance coverage for legal defense costs, and possibly, indemnity in this matter. Some amounts of defense costs have already been paid by the carriers. No amounts have yet been incurred for remediation and therefore no claims have been forwarded to the carriers for payment. At December 31, 1997, the Company has accrued approximately $400,000 for potential environmental liability. Estimates of ultimate liability may change significantly based upon the nature of the proposed remediation plan which has yet to be developed by the PRP, as well as, the Company's final allocated percentage of responsibility.

   The Company may be required to incur other costs and expenses from time to time in order to generally comply with environmental laws and regulations, however, the Company does not anticipate that such costs and expenses will have a material adverse effect on the Company's results of operations. No assurances can be given, however, that the historical, current or future uses and conditions of the Company's facilities or operations will not result in the imposition of liability under environmental laws.

                         CALMAR INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts
                                 Consolidated
                 Years ended December 31, 1995, 1996 and 1997
                            (dollars in thousands)

                                                                  Additions
                                       Balance           Charges to       Charges to                          Balance
                                    at Beginning         Costs and          Other         Deductions/          at End
Description                         of the Period         Expenses         Accounts      Write-offs (1)     of the Period
-----------                         -------------         --------         --------      --------------     -------------

December 31, 1995:
 Allowance for doubtful accounts           $1,305           $  209            $   0             $  (113)           $1,401

 Reserve for obsolete inventories           1,387              381               70                (755)            1,083

 Self-insurance reserves (2)                2,155            4,558               36              (5,087)            1,662

 Environmental reserve                        500                -                -                (103)              397

 Defective product liability (3)               73              137              474                (356)              328
                                           ------           ------            -----             -------            ------

                    Total                   5,420            5,285              580              (6,414)            4,871
                                           ======           ======            =====             =======            ======
December 31, 1996:
 Allowance for doubtful accounts            1,401              501               13                (352)            1,563

 Reserve for obsolete inventories(4)        1,083              320             (270)               (706)              427

 Self-insurance reserves                    1,662            4,031                -              (4,569)            1,124

 Environmental reserve                        397              159                -                (156)              400

 Defective product liability (4)              328              130              232                (149)              541
                                           ------           ------            -----             -------            ------

                    Total                   4,871            5,141              (25)             (5,932)            4,055
                                           ======           ======            =====             =======            ======
December 31, 1997:
 Allowance for doubtful accounts(5)         1,563             (219)               -                (350)              994

 Reserve for obsolete inventories             427              546               86                (623)              436

 Self-insurance reserves                    1,124            3,974                -              (4,311)              787

 Environmental reserve                        400               33                -                 (25)              408

 Defective product liability                  541               46             (124)               (141)              322
                                           ------           ------            -----             -------            ------

                    Total                  $4,055           $4,380            $ (38)            $(5,450)           $2,947
                                           ======           ======            =====             =======            ======

(1) Deductions/Write-offs include the effects of foreign currency translation totaling $116,000, ($20,000) and ($211,000) in 1995, 1996 and 1997,
     respectively.

(2) Charges to other accounts includes excess liability insurance refunds on certain workman's compensation claims totaling $36,000 in 1995.

(3) Charges to other accounts represents a reclassification of Calmar-Albert GmbH reserves to defective product liability in 1995.

(4) Charges to other accounts primarily represents a reclassification of domestic reserves for obsolete inventories to domestic defective product liability.

(5) Charges to costs and expenses includes a reduction in reserves of $302,640 in 1997.

                                 EXHIBIT INDEX

    Exhibit
    Number                               Description
    -------                              -----------
      3.1++  Certificate of Incorporation of Calmar Inc., as amended to date
             (with Certificate of Correction attached thereto).
      3.2*** Bylaws of Calmar Inc., as amended to date.
      4.1++  Indenture dated as of August 18, 1995 between Calmar Inc. and
             United States Trust Company of New York, as Trustee, with respect to the 11 1/2% Senior Subordina ted Notes due 2005.
      4.2++  Purchase Agreement, dated August 3, 1995, by and among Calmar Inc.,
             Goldman, Sachs & Co. and Merrill Lynch & Co.
      4.3++  Registration Rights Agreement, dated as of August 18, 1995, by and among Calmar Inc., Goldman, Sachs & Co. and Merrill Lynch & Co.
      4.4++  Credit Agreement dated as of August 18, 1995 between Calmar Inc.
             and Pearl Street L.P., Bankers Trust Company and the financial institutions listed therein (collectively, including Pearl Street
             L.P. and Bankers Trust Company, "Lenders"), Goldman, Sachs & Co.,
             as syndication agent, Bankers Trust Company, as administrative agent for Lenders, and Mellon Bank, N.A., as documentation agent and collateral agent for Lenders.
      4.5+++ Security Agreement, dated as of September 18, 1995, by and between
             Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
      4.6+++ Pledge Agreement, dated as of September 18, 1995, by and between
             Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
      4.7+++ Trademark Collateral Security Agreement, dated as of September 18,
             1995, by and between Calmar Inc. and Mellon Bank, N.A., as
             Collateral Agent.
      4.8+++ Patent Collateral and Security Agreement, dated as of September 18,
             1995, by and between Calmar Inc. and Mellon Bank, N.A., as
             Collateral Agent.
      4.9+++ Collateral Account Agreement, dated as of September 18, 1995, by and between Calmar Inc. and Mellon Bank, N.A., as Collateral Agent.
     4.10++  Deed of Trust, Assignment of Rents, Security Agreement and Fixture
             Filing (California), dated August 16, 1995, executed by Calmar
             Inc., as Trustor, in favor of Mellon Bank, N.A., as Collateral
             Agent, as Beneficiary, covering property located at 333 South
             Turnbull Canyon Road, City of Industry, California 91749.
     4.11++  Deed of Trust, Assignment of Rents, Security Agreement and Fixture
             Filing (Missouri), dated August 16, 1995, executed by Calmar Inc., as Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as
             Beneficiary, covering property located at 1001 S.E. 291 Highway,
             Lee's Summit, Missouri 64081.
     4.12++  Deed of Trust, Assignment of Rents, Security Agreement and Fixture
             Filing (Missouri), dated August 16, 1995, executed by Calmar Inc., as Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as
             Beneficiary, covering property located at 1204 Southwest Jefferson
             Road, Lee's Summit, Missouri 64081.
     4.13++  Mortgage, Assignment of Rents, Security Agreement and Fixture
             Filing (Ohio), dated August 16, 1995, executed by Calmar Inc., as
             Trustor, in favor of Mellon Bank, N.A., as Collateral Agent, as
             Beneficiary, covering properties located at 2550 Kenskill Avenue,
             Washington Court House, Ohio 43160, and 238 South Main Street,
             Washington Court House, Ohio 43160.
    10.1@@   Calmar Inc. Salaried Retirement Plan dated as of June 22, 1983, as  amended.
    10.2@@   Calmar Inc. Incentive Plan dated December 1983, as amended.
    10.3*    Stock Subscription Agreement dated as of December 8, 1988 among CSS
             Holding Corporation, FS Equity Partners II, L.P. (formerly RFS
             Equity Partners II, L.P.) (hereinafter, "FSEP II") and C. Richard
             Huebner, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.
    10.4*    Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding
             Corporation for cash.
    10.5*    Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding
             Corporation for promissory notes, with form of note attached thereto as Exhibit A.

  Exhibit
  Number                               Description
  -------                              -----------
   10.6*     Form of Stock Subscription Agreement dated as of December 1, 1988 by and between CSS Holding Corporation and certain members of management who purchased shares of common stock of CSS Holding
             Corporation for cash and promissory notes, with form of note attached thereto as Exhibit A.
   10.7*     Stock Subscription Agreement dated as of December 8, 1988 by and among CSS Holding Corporation, FSEP II (formerly RFS Equity
             Partners II, L.P.) and Donald E. Knox.
   10.8***   CSS Holding Corporation 1988 Employee Stock Option Plan dated
             December 1, 1988, as amended.
   10.9*     Form of Nonqualified Stock Option Agreement by and between CSS
             Holding Corporation and certain members of management.
   10.10*    Form of Nonqualified Stock Option Agreement dated as of December 8,
             1988 between CSS Holding Corporation and C. Richard Huebner.
   10.11*    Form of Nonqualified Stock Option Agreement by and between CSS
             Holding Corporation and Donald E. Knox.
   10.12*    Registration Rights Agreement dated December 9, 1988 by and among
             CSS Holding Corporation, Beijer Industries AB and FSEP II.
   10.13*    Stockholders' Agreement dated December 9, 1988 among FSEP II
             (formerly RFS Equity Partners II, L.P.), Beijer Industries AB,
             Calmar Inc., CSS Holding Corporation and Calmar Spraying Systems,
             Inc.
   10.14*    Registration Rights Agreement dated as of December 8, 1988 by and among CSS Holding Corporation and the investors who are signatories thereto.
   10.15*    Purchase and Warrant Agreement dated as of December 8, 1988 by and among CSS Holding Corporation and the investors who are signatories thereto.
   10.16*    Promissory Note secured by Deed of Trust dated August 5, 1988 of C.
             Richard Huebner and Debra A. Huebner in favor of Calmar Inc., its successors and assigns.
   10.17*    Employment Agreement dated January 13, 1988 between Calmar Inc. and
             C. Richard Huebner.
   10.18@@   Calmar Inc. 401(k) Plan dated as of January 1, 1989, as amended.
   10.19***  Shareholders Agreement dated July 26, 1990 between
             Antonio Puig, S.A. and Others, J.M. Puig Planas and Others and
             Monturas S.A., on the one hand, and Calmar Spraying Systems, Inc., on the other hand.
   10.20***  License Agreement dated as of July 27, 1990 between Monturas S.A.
             and Calmar Inc.
   10.21***  Distributorship Agreement dated as of July 27, 1990 between
             Monturas S.A. and Calmar Inc.
   10.22***  Agency Agreement dated as of July 27, 1990 between Monturas S.A.
             and Calmar Inc.
   10.23***  Sale and Purchase Agreement dated as of July 30, 1990 among Aerosol
             Research (Participations) S.A., Calmar Spraying Systems, Inc. and
             Cope Allman Packaging PLC.
   10.24***  Subscription Agreement dated as of September 28, 1990 among CSS
             Holding Corporation, FSEP II and Beijer Industries AB.
   10.25++   Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and C. Richard Huebner.
   10.26++   Form of Securities Subscription Agreement dated as of September 28,
             1990 by and between CSS Holding Corporation and certain members of management.
   10.27++   Securities Subscription Agreement dated as of September 28, 1990 by and among CSS Holding Corporation, FSEP II and Donald E. Knox.
   10.28***  Warrant to purchase 722,627 shares of common stock dated as of
             October 5, 1990 issued to FSEP II.
   10.29***  Subscription Agreement dated as of October 4, 1990 by and among CSS
             Holding Corporation, FSEP II and Chesterfield Investments.
   10.30***  Warrant to purchase 66,667 shares of common stock dated as of
             October 5, 1990 issued to Atwell & Co.
   10.31***  Form of
             Warrant dated as of October 5, 1990 issued to certain members of management.
   10.32***  Stock Subscription Agreement dated as of September 3, 1991 between
             CSS Holding Corporation and Richard J. Hartl, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.

  Exhibit
  Number                                  Description
  -------                                 -----------
   10.33***    Nonqualified Stock Option Agreement dated as of September 3, 1991 between CSS Holding Corporation and Richard J. Hartl.
   10.34++     Calmar Inc. Supplemental Executive Retirement Plan dated as of
               September 3, 1991.
   10.35***    Subscription Agreement dated as of October 31, 1991 among CSS
               Holding Corporation, FSEP II and Beijer Industries AB.
   10.36***    Warrant to purchase 2,000,000 shares of common stock dated as of
               October 31, 1991 issued to FSEP II.
   10.37***    Subscription Agreement dated as of November 1, 1991 among Calmar
               Spraying Systems, Inc. (formerly CSS Holding Corporation), FSEP
               II and Beijer Industries AB.
   10.38++     Form of Securities Subscription Agreement dated as of October 31,
               1991 by and between CSS Holding Corporation and certain members of management.
   10.39***    Form of Warrant dated as of October 31, 1991 issued to certain members of management.
   10.40++     Amendment Agreement dated as of February 15, 1992 among FSEP II,
               Beijer Industries AB, Kongsbo Industrier AB and Calmar Inc.
   10.41+      Subscription Agreement dated as of May 7, 1992 among Calmar Inc.,
               Calspray Investors, L.P., FSEP II and Kongsbo Industrier AB.
   10.42+      Warrant to purchase 25,000 shares of common stock dated as of May
               7, 1992 issued to Jefco.
   10.43++     Promissory Note secured by Deed of Trust dated September 10, 1992 of Jacques J. Barriac and Jessica M. Barriac in favor of Calmar
               Inc., its successors and assigns.
   10.44++     Calmar Inc. Deferred Compensation Plan 1993 Restatement effective as of January 1, 1993.
   10.45++     Form of Stock Subscription Agreement dated as of April 1, 1993 by and between Calmar, Inc. and certain members of management who purchased shares of common stock of Calmar Inc. for cash.
   10.46++     Stock Subscription Agreement dated as of April 1, 1993 by and between Calmar Inc. and Jacques Barriac, with form of note and pledge agreement attached thereto as Exhibits A and B,
               respectively.
   10.47++     Warrant to purchase 500,000 shares of common stock dated as of
               September 10, 1993 issued to FSEP II.
   10.48++     Warrant to purchase 500,000 shares of common stock dated as of
               October 11, 1993 issued to FSEP II.
   10.49##     Form of Key Employee Retention Agreement between Calmar Inc. and certain members of management.
   10.50##     Form of Employment Agreement dated as of January 1, 1998 by and between Calmar Inc. and Richard J. Hartl.
   10.51++     Calmar Inc. Deferred Compensation Arrangement effective as of
               January 1, 1995 between Calmar Inc. and Richard J. Hartl.
   10.52++     Calmar Inc. Executive Incentive Compensation Plan dated January,
               1993.
   10.53++     Warrant to purchase 1,400,000 shares of common stock dated as of
               May 25, 1995 issued to AB Handel och Industri.
   10.54++     Warrant to purchase 505,840 shares of common stock dated as of
               May 25, 1995 issued to AB Handel och Industri.
   10.55@      Waiver and Agreement dated as of January 15, 1993 among Calmar
               Inc., FSEP II, Kongsbo Industrier AB In Bankruptcy and Svenska
               Handelsbanken.
   10.56@      Waiver and Agreement dated as of October 27, 1993 among Calmar
               Inc., FSEP II, Kongsbo Industrier AB In Bankruptcy, Svenska
               Handelsbanken and AB Handel och Industri.
   10.57#      Amendment No. 1 to Senior Secured Credit Facility dated as of
               October 4, 1996.
   10.58##     Amendment No. 2 to Senior Secured Credit Facility dated July 16,
               1997.
   10.59##     Amendment No. 3 to Senior Secured Credit Facility dated January
               20, 1998.
   12.1##      Computation of ratio of earnings to fixed charges.
   12.2##      Computation of ratio of consolidated long-term debt to
               consolidated stockholders' deficiency.
   21.1##      Subsidiaries of Calmar Inc.
   27.1##      Financial Data Schedule.

 __________
       *       Filed as an exhibit to Registration Statement on Form S-1
               (No. 33- 26281) filed on December 23, 1988.
       **      Filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-26281) filed on February 14, 1989.
       ***     Filed as an exhibit to Registration Statement on Form S-4
               (No. 33-47304) filed on April 21, 1992.
       +       Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (No. 33-47304) filed on June 2, 1992.
       ++      Filed as an exhibit to Registration Statement on Form S-4
               (No. 33- 97056) filed on September 18, 1995.
       +++     Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 (No. 33-97056) filed on October 11, 1995.
       @       Filed as an exhibit to Amendment No. 3 to Registration Statement on Form S-4 (No. 33-97056) filed on November 30, 1995.
       @@      Filed as an exhibit to Annual Report on Form 10-K (No. 0-12054)
               for the fiscal year ended December 31, 1992, filed on March 31,
               1993.
       #       Filed as an exhibit to Quarterly Report on Form 10-Q (No. 33-
               97056) for the quarterly period ended September 28, 1996, filed on November 12,  1996.
       ##      Filed herewith.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


     No annual report or proxy material has been sent to security holders during the fiscal year ended December 31, 1997.