Form 10-Q
period 1998-04-04
CALMAR INC
filed 1998-05-11
CIK 719172

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                          ___________________________
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended  April 4, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                        COMMISSION FILE NUMBER 33-97056

                                  CALMAR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
      Delaware                                                  95-3833709
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)


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

3,092,031 shares of Common Stock, par value $.01 per share, as of  May 8, 1998.


================================================================================
                                                              Page 1 of 14 Pages
                                               Exhibit Index Appears at Page: 14

                         CALMAR INC. AND SUBSIDIARIES
                              Index to Form 10-Q
                          For The Three-Month Period
                              Ended April 4, 1998

                                                                                                                      Pages
                                                                                                                      -----
PART I  -  FINANCIAL INFORMATION:
--------------------------------

Item 1 - Financial Statements
         --------------------

Condensed Consolidated Balance Sheets at
April 4, 1998 (Unaudited) and December 31, 1997.............................................................            3

Condensed Consolidated Statements of Operations
for the Three-Month Periods Ended
April 4, 1998 (Unaudited) and April 5, 1997 (Unaudited) ....................................................            4

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended
April 4, 1998 (Unaudited) and April 5, 1997 (Unaudited) ....................................................            5

Notes to Condensed Consolidated Financial Statements (Unaudited)............................................            6-7


Item 2 -  Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations.....................................................            8-11
          ---------------------------------------------



PART II  - OTHER INFORMATION:
----------------------------

Item 1  -  Legal Proceedings...............................................................................             12
           -----------------

Item 6  -  Exhibits and Reports on Form 8-K................................................................             12
           --------------------------------

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                                  --------------------

                         CALMAR INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)


                                                                              April 4,                   December 31,
                                                                                1998                        1997
                                                                             (Unaudited)
                                                                             -----------                  ----------
                           Assets
                           ------
Current assets:
   Cash and cash equivalents                                                  $  2,980                     $  7,218
   Accounts receivable, less allowance for doubtful
      accounts of $998 in 1998 and $994 in 1997                                 43,961                       41,350
   Inventories                                                                  25,214                       24,767
   Income taxes receivable                                                         112                           44
   Prepaid expenses                                                              2,535                        1,273
                                                                              --------                     --------
                         Total current assets                                   74,802                       74,652

Property and equipment at cost, net                                            106,534                      105,839
Cost in excess of net assets acquired, less accumulated
 amortization of $29,764 in 1998 and $28,909 in 1997                            89,776                       90,759
Other intangible assets, less accumulated amortization of
 $9,327 in 1998 and $12,501 in 1997                                              4,526                        4,721
Other assets, net                                                                8,737                        8,670
                                                                              --------                     --------
                                                                              $284,375                     $284,641
                                                                              ========                     ========

          Liabilities and Stockholders' Deficiency
          ----------------------------------------
Current Liabilities:
   Short-term borrowings                                                        $2,146                       $4,502
   Current installments of long-term debt                                        9,005                        5,199
   Accounts payable                                                             16,060                       19,140
   Accrued liabilities                                                          15,272                       18,142
                                                                              --------                     --------

                         Total current liabilities                              42,483                       46,983

Long-term debt                                                                 242,620                      238,571
Deferred income taxes                                                           10,525                       10,831
Other liabilities                                                               20,934                       20,497
                                                                              --------                     --------
                         Total liabilities                                     316,562                      316,882
                                                                              --------                     --------

Stockholders' deficiency:
 Preferred stock, par value $.01 per share;  liquidation
    preference aggregating $54,250 for all outstanding
    preferred stock:
       Series A Preferred Stock, liquidation preference $100
         per share; authorized 450,000 shares;  issued and
         outstanding 442,500 shares                                                  4                            4
       Series B Preferred Stock, liquidation preference $10
         per share; authorized 1,000,000 shares;  issued and
         outstanding 1,000,000 shares                                               10                           10
Common stock, par value $.01 per share.  Authorized
   8,500,000 shares;  issued and outstanding 3,092,031 shares in 1998
   1997                                                                             31                           31
Additional paid-in capital                                                      77,937                       77,937
Accumulated deficit                                                           (100,900)                    (101,705)
Accumulated other comprehensive income                                          (8,695)                      (7,948)
Notes receivable from officers for purchase of common stock                       (574)                        (570)
                                                                              --------                     --------
       Total stockholders' deficiency                                          (32,187)                     (32,241)
                                                                              --------                     --------
                                                                              $284,375                     $284,641
                                                                              ========                     ========

See accompanying notes to condensed consolidated financial statements.

                       CALMAR INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations
                              (Unaudited)
                         (Dollars in Thousands)

                                                                   THREE-MONTH
                                                                  PERIODS ENDED
                                                           --------------------------
                                                             April 4,       April 5,
                                                               1998           1997
                                                           -----------   ------------
Net sales                                                      $65,492        $59,937
Cost of sales                                                   47,665         44,193
                                                           -----------   ------------
   Gross profit                                                 17,827         15,744
Selling, general and administrative expenses                    10,134          9,817
                                                           -----------   ------------
   Operating income                                              7,693          5,927

Other income                                                       150            449
Interest expense                                                (6,469)        (6,274)
                                                           -----------   ------------
   Income before income taxes                                    1,374            102
Income taxes                                                       569             96
                                                           -----------   ------------
Net income                                                        $805             $6
                                                           ===========   ============

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                     THREE-MONTH
                                                                                    PERIODS ENDED
                                                                      ------------------------------------------
                                                                         April 4,                      April 5,
                                                                          1998                          1997
                                                                      ------------                  ------------

Cash flows from operating activities:                                     $805                             $6
   Net income
   Adjustments to reconcile net income to net
       cash used in operating activities:
       Depreciation and amortization                                     6,164                          5,946
       Amortization of discount on notes payable                             8                             10
       Additions to notes receivable from officers                           0                             (4)
       Gain on sale of property and equipment                                9                            (48)
       Deferred income tax benefit                                        (254)                          (299)
       Changes in assets and liabilities:
          Accounts receivable                                           (3,096)                        (4,257)
          Inventories                                                     (708)                          (454)
          Income taxes receivable                                          (68)                           (94)
          Prepaid expenses                                              (1,285)                            34
          Accounts payable                                              (3,099)                        (2,999)
          Accrued liabilities                                           (2,585)                        (3,095)
          Other liabilities                                                590                            380
                                                                     ---------                      ---------
       Net cash used in operating activities                            (3,519)                        (4,874)
                                                                     ---------                      ---------

Cash flows from investing activities:
       Purchases of property and equipment                              (6,478)                        (4,693)
       Proceeds from sales of equipment                                      1                             48
       Increase in other assets                                           (339)                          (239)
                                                                     ---------                      ---------
       Net cash used in investing activities                            (6,816)                        (4,884)
                                                                     ---------                      ---------

Cash flows from financing activities:
       Proceeds (repayments) of short-term borrowings, net              (2,265)                           705
       Net change in Revolver                                            1,000                              -
       Increase in cash overdraft                                          253                          1,198
       Proceeds from issuance of long-term debt                          8,337                          2,749
       Principal payments on long-term debt                             (1,243)                        (1,293)
       Repurchase of common stock                                            -                            (50)
                                                                     ---------                      ---------
       Net cash provided by financing activities                         6,082                          3,309
                                                                     ---------                      ---------
Effect of exchange rate changes on cash and cash equivalents                15                           (133)
                                                                     ---------                      ---------
Net decrease in cash and cash equivalents                               (4,238)                        (6,582)
Cash and cash equivalents, beginning of period                           7,218                          9,198
                                                                     ---------                      ---------
Cash and cash equivalents, end of period                                $2,980                         $2,616
                                                                     =========                      =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Income taxes                                                    $201                           $316
                                                                     =========                      =========
          Interest                                                      $9,828                         $9,554
                                                                     =========                      =========

See accompanying notes to condensed consolidated financial statements.

                         CALMAR INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           For The Three-Month Period
                     Ended April 4, 1998 and April 5, 1997
                                  (Unaudited)



(1)  Condensed Consolidated Financial Statements
------------------------------------------------
     The accompanying unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair presentation
     of consolidated   financial position, results of operations, and cash
     flows, in conformity with generally accepted accounting principles, and should be read in conjunction with the Calmar Inc. and Subsidiaries (the "Company") Consolidated Financial Statements for the year ended December 31, 1997 included in the Company's annual report on Form 10-K for the year ended December 31, 1997. However, the information furnished does reflect all adjustments (consisting only of a normal and recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results for the three-months ended April 4, 1998 are not necessarily indicative of the results of operations and cash flows for the full fiscal year.


(2)  Inventories
----------------
     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist of the following (dollars in thousands):

                                                   April 4,                       Dec. 31,
                                                     1998                           1997
                                                 --------------                 --------------
Raw materials                                       $  4,163                       $  4,483
Work in process                                       10,862                         10,960
Finished goods                                        10,189                          9,324
                                                    --------                       --------
                                                    $ 25,214                       $ 24,767
                                                    ========                       ========


(3)  Comprehensive Income
-------------------------
     As set forth in the Company's annual report on Form 10-K, the Company is required to adopt Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130") in the first quarter of the current year. Comparative financial statements are required to be reclassified in accordance with SFAS No. 130. This statement is solely a disclosure standard and does not cause any change in measurement or recognition.

Total comprehensive income (loss) for the three-month period ended April 4, 1998 and April 5, 1997 is as follows:


                                                    April 4,                      Dec. 31,
                                                      1998                          1997
                                                  --------------                --------------
Net Income                                           $   805                       $      6

Other comprehensive income, net of tax

    Foreign currency translation adjustment             (747)                        (2,646)
                                                     -------                       --------

Total comprehensive income (loss)                    $    58                       $ (2,640)
                                                     =======                       ========

The change in the component of other comprehensive income for the three-month period ended April 4, 1998 and April 5, 1997 is as follows:

                                                                            April 4,                         April 5,
                                                                              1998                             1997
                                                                   ------------------------         ------------------------
Beginning Balance                                                         $ (7,948)                        $ (3,473)

Current period change in foreign currency
    translation adjustment, net of tax                                        (747)                          (2,646)
                                                                          --------                         --------

Ending Balance                                                            $ (8,695)                        $ (6,119)
                                                                          ========                         ========

                Item 2 - Management's Discussion and Analysis of
                         ---------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                          CALMAR INC. AND SUBSIDIARIES
                          For The Three-Month Periods
                     Ended April 4, 1998 and April 5, 1997

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto which were included in the December 31, 1997 Form 10-K.

The following table sets forth selected results of operations as percentages of net sales for the periods indicated:

                                                                                          THREE-MONTH
                                                                                         PERIODS ENDED
                                                                     -------------------------------------------------
                                                                             APR. 4,                      APR. 5,
                                                                               1998                        1997
                                                                     --------------------        ---------------------

Sprayers                                                                     62.3%                        56.9%
Dispensers                                                                   32.0                         32.6
Other Products                                                                5.7                         10.5
                                                                     --------------------        ---------------------
        Net Sales                                                           100.0%                       100.0%
                                                                     ====================        =====================

Gross Profit                                                                 27.2%                        26.3%

Selling, General & Admin. Expenses                                           15.5%                        16.4%
                                                                     --------------------        ---------------------

Operating Income                                                             11.7%                         9.9%
                                                                     ====================        =====================


RESULTS OF OPERATIONS

Comparison of the Three-month Period Ended April 4, 1998 to the Three-month Period Ended April 5, 1997.

Net sales for the three-month period ended April 4, 1998 were $65.5 million, an increase of $5.6 million or 9.3% above the comparable 1997 period. Net sales would have grown by 13.5%, but for the unfavorable impact in foreign exchange rates of $2.5 million. Total sprayer sales increased $6.7 million or 19.7% from the comparable period in 1997 due primarily to increased volume demand for body splash products and new product introductions. Total dispenser sales increased $1.4 million or 7.2% from the comparable period in 1997, due primarily to higher unit sales resulting from the growth in the market for liquid soap and body lotions and as a result of the timing of customer product promotions. The increase in sales was partially offset by a decrease in other component parts of $1.7 million or 63% due to lower sales for component parts to certain Asian customers.

Gross profit for the three-month period ended April 4, 1998 increased $2.1 million or 13.2% from the comparable 1997 period. As a percentage of net sales, gross profit increased from 26.3% to 27.2%. The gross profit increase is attributable to improved sales volume, improved fixed cost absorption and cost savings obtained from an increase in molding capacity in Europe.

Selling, general and administrative expenses were $10.1 million or 15.5% of net sales for the three-month period ended April 4, 1998, as compared to $9.8 million or 16.4% of net sales for the comparable 1997 period. The dollar increase was due to the inclusion of the South American companies which were formed during the second quarter of 1996.

Operating income for the three-month period ended April 4, 1998 increased to $7.7 million or 11.7% of net sales, as compared to $5.9 million or 9.9% of net sales, from the comparable 1997 period. The increase is the result of higher sales volume and the resulting increased gross profit.

A relatively small U.S. tax liability is expected to exist for the year ending 1998, due to the application of large U.S. net operating loss carryovers to reduce 1998 tax liability. As such, the income tax provisions for the three-month periods ended in 1998 and 1997 were primarily related to income from the Company's international operations. The increase in the tax provision reflects higher earnings of the combined European subsidiaries.

Net income for the three-month period ended April 4, 1998 increased by $0.8 million from the comparable 1997 period. The increase in net income is due primarily to higher sales and improved gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its cash needs through cash flow from operations, existing cash balances, equipment financing, the revolving facility (the "Revolver") under the Company's senior secured credit agreement (the "Credit Facility") and short-term borrowing facilities in Europe. A primary source of cash for the Company is its cash flow from operations. In addition, the Revolver is available to support the Company's working capital requirements. The net cash used in operating activities decreased by $1.4 million for the three-month period ended April 4, 1998, from the comparable 1997 period. The decrease in cash used for accounts receivable and increase in net income was partially offset by the increase in cash used for prepaid expenses. Working capital at April 4, 1998 was $32.3 million compared to $27.7 million at December 31, 1997. The increase in working capital is primarily attributed to the increases in accounts receivable and prepaid expenses and decreases in short-term borrowings, accounts payable, and accrued liabilities. The decrease in cash and increase in current installments of long-term debt offset these accounts.

The net cash used in investing activities increased by $1.9 million for the three-month period ended April 4, 1998, due to increased capital expenditures in 1998. For the three-month period ended April 4, 1998, capital expenditures were $6.5 million, which were funded by an increase in the senior secured credit agreement (the "Credit Facility") and available cash. The Company plans to fund new equipment purchases through equipment financing and leasing, existing cash balances (which were $3.0 million as of April 4, 1998) and cash flow from operations.

The net cash provided by financing activities increased $2.8 million for the three-month period ended April 4, 1998, due to the Company borrowing an additional $5.0 million dollars on the Series A obligations of the Credit Facility and increased European debt of $3.3 million offset by net short-term borrowing repayments. The Company has entered into certain interest rate cap agreements to reduce the risk of significant fluctuations in interest rates on interest payments and expense for the term loan portion of the Credit Facility.

The Revolver permits borrowings of up to the lesser of $12.0 million or the maximum amount permitted under an eligible borrowing base test and contains a $5.0 million sublimit for letters of credit. At April 4, 1998, the borrowing base test permitted the Company to borrow up to $12.0 million. At such date, the Company had borrowings outstanding of $6.0 million and letters of credit of $1.0 million, leaving $5.0 million available for borrowing. In addition, the Company had unused credit facilities available to its European subsidiaries of $1.3 million at April 4, 1998.

The indenture that governs the terms of the Senior Subordinated Notes (the "Indenture") and the Credit Facility contain significant financial and operating covenants. The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur debt, issue certain preferred stock, create liens securing subordinated debt, sell or transfer assets, make restricted payments (dividends, redemptions, investments, and unscheduled payments on subordinated debt) and engage in certain transactions with affiliates and certain mergers. The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to a minimum interest coverage ratio, a minimum consolidated EBITDA and a minimum current ratio. In addition, the Credit Facility contains affirmative and negative covenants relating to (among other things) limitations on capital expenditures, other indebtedness, liens, investments, guarantees, restricted junior payments (dividends, redemptions, and payments on subordinated debt), mergers and acquisitions, sales of assets, leases and transactions with affiliates. The Credit Facility also contains customary events of default, including certain changes of control of the Company. As of April 4, 1998, the Company was in compliance with all covenants contained in such debt instruments.

The terms of the Indenture allow for additional indebtedness, including Senior Debt (as defined in the Indenture) and other secured indebtedness. The incurrence of additional indebtedness is limited by certain conditions, including compliance with a Consolidated Cash Flow Ratio (as defined in the Indenture), calculated on a pro forma basis to reflect such additional indebtedness, of 2.0 to 1.0. At April 4, 1998, the Consolidated Cash Flow Ratio was 2.1 to 1.0. In addition and notwithstanding the foregoing, the Indenture permits the Company, and in certain cases its subsidiaries, to incur certain specified additional indebtedness without regard to compliance with the Consolidated Cash Flow Ratio referred to above. The terms of the Credit Facility permit the Company, and in certain cases its subsidiaries, to incur additional indebtedness only under certain circumstances.

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

Cumulative dividends aggregating $83.4 million have accumulated on the Company's outstanding Series A and Series B Preferred Stock through April 4, 1998. Such dividends, payable in shares of Series A and Series B Preferred Stock, respectively, had not been declared as of April 4, 1998.

The Company believes that cash flow from operations, existing cash balances and the financial resources available to it, including the Revolver and equipment financing and leasing, will be sufficient to meet its debt service, working capital and capital investment needs through the term of the Revolver which expires September 15, 1999.

The Company's Federal income tax returns for calendar years 1986 through 1991 are currently under examination by the Internal Revenue Service ("IRS"). On March 10, 1997, the Company received notice from the IRS of proposed adjustments for such calendar years which could result in additional Federal taxes of up to $5.5 million, plus interest from the date when such additional taxes would have been due, and in the reduction of the Company's net operating loss carryovers
from $36.7 million at December 31, 1997, to $27.6 million.   Most of the
proposed adjustments relate to the Company's amortization deductions with respect to a covenant not to compete purchased from the Company's former parent corporation when that corporation sold a controlling interest in the Company in 1988.

The Company, after consultation with tax counsel, believes its positions set forth in its tax returns are in compliance with IRS rules and regulations and will vigorously contest the adjustments being proposed by the IRS.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131); in February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS No. 132) (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements. SFAS No. 132 revised employers' disclosures about pension and other postretirement benefit plans. Reclassification or restatement of financial information for earlier periods is required upon adoption of SFAS No. 131, and SFAS No. 132. The Statements are not required to be applied to interim financial statements in the initial year of adoption. The Company intends to implement SFAS No. 131 and SFAS No. 132 in the year end financial statements.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Processing errors due to Year 2000 software failures are a known risk. The Company has established processes for evaluating and managing the risks and costs associated with this potential problem. The cost of achieving Year 2000 compliance is not expected to be material and will be incurred and expensed through fiscal 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------



     Item 1  -  Legal Proceedings
                -----------------

                See "Management's Discussion and Analysis of Financial Condition and Results of Operation -
                Liquidity and Capital Resources" for a discussion of the pending tax audit of the Company.

     Item 6  -  Exhibits and Reports on Form 8-K
                --------------------------------

                (a) Exhibit 27.1 - Financial Data Schedule

                (b) No reports on Form 8-K were filed during
                     the three-month period ended
                     April 4, 1998.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 1998.

                                    CALMAR INC.

                                    By:        /s/C. Richard Huebner
                                              ----------------------
                                              C.  Richard Huebner, in his
                                              dual capacity as a duly
                                              authorized Officer of the
                                              Registrant, Executive Vice
                                              President, and as Registrant's
                                              Principal Financial Officer.

                         CALMAR INC. AND SUBSIDIARIES
                                 Exhibit Index



    Exhibit                                                      Page
    Number                       Description                    Number
    ------                       -----------                    ------


     27.1                  Financial Data Schedule                15